Form 10QSB
period 2007-03-31
LAS PALMAS MOBILE ESTATES
filed 2007-05-14
CIK 1119807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                        OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER: 000-28867


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


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At March 31, 2007, and as of the date hereof, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)




                                 MARCH 31, 2007
                                DECEMBER 31, 2006

                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________



                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                        March 31,       December 31,
                                                             2007               2006
                                                        _________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $      0         $     25
     Officers advances                                      9,932            6,285
                                                         ________         ________

            Total current liabilities                    $  9,932         $  6,310
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at
        March 31, 2007 and December 31, 2006             $  2,200         $  2,200
     Additional paid in capital                            19,800           19,800
     Accumulated deficit during development stage         (31,932)         (28,310)
                                                         ________         ________

            Total stockholders' deficit                  $ (9,932)        $ (6,310)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Oct. 29, 1992
                                                      Quarter and Year Ended         (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2007              2006                2007
                                                   __________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            3,622            4,165             31,932
                                                   __________       __________         __________
           Operating loss                          $   (3,622)      $   (4,165)        $  (31,932)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (3,622)      $   (4,165)        $  (31,932)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)
                                                   ==========       ==========

   Average number of shares
   of common stock outstanding                      2,200,000        2,200,000
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                      Deficit
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage             Total
                                    _________       ________       __________       ___________       ___________

November 8, 1992, issue
   common stock                     2,200,000       $  2,200        $ 19,800         $      0          $ 22,000
Net loss, December 31, 1992                                                              (340)             (340)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1992          2,200,000       $  2,200        $ 19,800         $      0          $ 21,660
Net loss, December 31, 1993                                                           (21,660)          (21,660)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1993          2,200,000       $  2,200        $ 19,800         $(22,000)         $      0
Net loss, December 31, 1994                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1994          2,200,000       $  2,200        $ 19,800         $(22,085)         $    (85)
Net loss, December 31, 1995                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1995          2,200,000       $  2,200        $ 19,800         $(22,170)         $   (170)
Net loss, December 31, 1996                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1996          2,200,000       $  2,200        $ 19,800         $(22,255)         $   (255)
Net loss, December 31, 1997                                                              (380)             (380)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1997          2,200,000       $  2,200        $ 19,800         $(22,635)         $   (635)
Net loss, December 31, 1998                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1998          2,200,000       $  2,200        $ 19,800         $(22,720)         $   (720)
Net loss, December 31, 1999                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1999          2,200,000       $  2,200        $ 19,800         $(22,805)         $   (805)
July 3, 2000, changed from no
    par value to $.001
July 3, 2000, forward stock
    100:1
Net loss, December 31, 2000                                                              (340)             (340)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2000          2,200,000       $  2,200        $ 19,800         $(23,145)         $ (1,145)
Net loss, December 31, 2001                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2001          2,200,000       $  2,200        $ 19,800         $(23,230)         $ (1,230)
Net loss, December 31, 2002                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2002          2,200,000       $  2,200        $ 19,800         $(23,315)         $ (1,315)
Net loss, December 31, 2003                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2003          2,200,000       $  2,200        $ 19,800         $(23,400)         $ (1,400)
Net loss, December 31, 2004                                                              (545)             (545)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2004          2,200,000       $  2,200        $ 19,800         $(23,945)         $ (1,945)
Net loss, December 31, 2005                                                              (200)             (200)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2005          2,200,000       $  2,200        $ 19,800         $(24,145)         $ (2,145)
Net loss, December 31, 2006                                                            (4,165)           (4,165)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2006          2,200,000       $  2,200        $ 19,800         $(28,310)         $ (6,310)
Net loss, March 31, 2007                                                               (3,622)           (3,622)
                                    _________       ________        ________         ________          ________
Balance, March 31, 2007             2,200,000       $  2,200        $ 19,800         $(31,932)         $ (9,932)

                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                      Oct. 29, 1992
                                                      Quarter and Year Ended         (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2007              2006                2007
                                                   __________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (3,622)      $   (4,165)        $  (31,932)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               (25)            (975)                 0
                                                   __________       __________         __________
       Net cash used in operating activities       $    3,647       $    5,140         $  (31,932)
                                                   __________       __________         __________
Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   22,000
   Increase in officer advances                         3,647            5,140              9,932
                                                   __________       __________         __________

       Net cash provided by financing activities   $    3,647       $    5,140         $   31,932
                                                   __________       __________         __________
       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
                                                   ==========       ==========         ==========


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2007 and December 31, 2006.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during 2007, 2006 and since inception. As of March 31, 2007 and December 31, 2006, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2006 and December 31, 2005 are as follows:

                                               2006            2005
                                           ________        ________

     Net operating loss carryforward       $  9,625        $  8,209
     Valuation allowance                     (9,625)         (8,209)
                                           ________        ________
     Net deferred tax asset                $      0        $      0
                                           ========        ========

                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                     Since
                                             2006        2005      Inception
                                         ________      ______      _________

     Tax at statutory rate (35%)         $  1,415      $   68      $  9,625
     Increase in valuation allowance       (1,415)        (68)       (9,625)
                                         ________      ______      ________
     Net deferred tax asset              $      0      $    0      $      0
                                         ========      ======      ========


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

NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of March 31, 2007 and December 31, 2006, the company owed officers $9,932 and $6,285 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

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

     As of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

     Also, as of the date hereof, based upon our proposed future business activities, we may also be deemed a "blank check" company. The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing a "penny stock" security.

Plan of Operation.

     As a shell company, we intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. We have no particular acquisitions in mind and we have not entered into any negotiations regarding such an acquisition.

     The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1996, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company. We have not filed a registration statement.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

Financial Condition.

     Our auditor's going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

     Since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Liquidity and Operational Results.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

     We are dependent upon our officers to meet any de minimis costs that may occur. Diana L. Hassan, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

     As of March 31, 2007, we had no assets and total liabilities of $9,932 and we had a negative net worth of $9,932. As of December 31, 2006, we had no assets and total liabilities of $6,310 and a negative net worth of $6,310.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended March 31, 2007. We have a loss from inception through December 31, 2006 of $28,310 and a loss from inception through March 31, 2007 of $31,932.

     We have officer's advances of $9,932 from inception to March 31, 2007. The officer's advances as of December 31, 2006 were $6,310.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .....................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ......................................None

Item 3 - Defaults by the Company on its
         Senior Securities .....................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...............................................None

ITEM 5 - OTHER INFORMATION

Board Meeting.

     Our board held one meeting during the period covered by this current report.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

          31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

          31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

          32.1 Section 1350 Certification - Chief Executive Officer.

          32.1 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 14, 2007                LAS PALMAS MOBILE ESTATES



                                    By: /s/ DIANA L. HASSAN
                                    _____________________________________
                                    Diana L. Hassan
                                    President



                                    By: /s/ DIANA L. HASSAN
                                    _____________________________________
                                    Diana L. Hassan
                                    Secretary and Treasurer