Form 10QSB
period 2007-06-30
LAS PALMAS MOBILE ESTATES
filed 2007-08-14
CIK 1119807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

         At June 30, 2007, and as of the date hereof, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)




                                  JUNE 30, 2007
                                DECEMBER 31, 2006

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


                                                         June 30,       December 31,
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
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at
        June 30, 2007 and December 31, 2006              $  2,200         $  2,200
     Additional paid in capital                            19,800           19,800
     Accumulated deficit during development stage         (31,932)         (28,310)
                                                         ________         ________

            Total stockholders' deficit                  $ (9,932)        $ (6,310)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Oct. 29, 1992
                                                      Quarter and Year Ended         (inception) to
                                                     June 30,      December 31,            June 30,
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
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                      Deficit
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage             Total
                                    _________       ________       __________       ___________       ___________

November 8, 1992, issue
   common stock                     2,200,000       $  2,200        $ 19,800         $      0          $ 22,000
Net loss, December 31, 1992                                                              (340)             (340)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1992          2,200,000       $  2,200        $ 19,800         $      0          $ 21,660
Net loss, December 31, 1993                                                           (21,660)          (21,660)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1993          2,200,000       $  2,200        $ 19,800         $(22,000)         $      0
Net loss, December 31, 1994                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1994          2,200,000       $  2,200        $ 19,800         $(22,085)         $    (85)
Net loss, December 31, 1995                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1995          2,200,000       $  2,200        $ 19,800         $(22,170)         $   (170)
Net loss, December 31, 1996                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1996          2,200,000       $  2,200        $ 19,800         $(22,255)         $   (255)
Net loss, December 31, 1997                                                              (380)             (380)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1997          2,200,000       $  2,200        $ 19,800         $(22,635)         $   (635)
Net loss, December 31, 1998                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1998          2,200,000       $  2,200        $ 19,800         $(22,720)         $   (720)
Net loss, December 31, 1999                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1999          2,200,000       $  2,200        $ 19,800         $(22,805)         $   (805)
July 3, 2000, changed from no
    par value to $.001
July 3, 2000, forward stock
    100:1
Net loss, December 31, 2000                                                              (340)             (340)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2000          2,200,000       $  2,200        $ 19,800         $(23,145)         $ (1,145)
Net loss, December 31, 2001                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2001          2,200,000       $  2,200        $ 19,800         $(23,230)         $ (1,230)
Net loss, December 31, 2002                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2002          2,200,000       $  2,200        $ 19,800         $(23,315)         $ (1,315)
Net loss, December 31, 2003                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2003          2,200,000       $  2,200        $ 19,800         $(23,400)         $ (1,400)
Net loss, December 31, 2004                                                              (545)             (545)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2004          2,200,000       $  2,200        $ 19,800         $(23,945)         $ (1,945)
Net loss, December 31, 2005                                                              (200)             (200)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2005          2,200,000       $  2,200        $ 19,800         $(24,145)         $ (2,145)
Net loss, December 31, 2006                                                            (4,165)           (4,165)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2006          2,200,000       $  2,200        $ 19,800         $(28,310)         $ (6,310)
Net loss, June 30, 2007                                                                (3,622)           (3,622)
                                    _________       ________        ________         ________          ________
Balance, June 30, 2007              2,200,000       $  2,200        $ 19,800         $(31,932)         $ (9,932)

                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                      Oct. 29, 1992
                                                      Quarter and Year Ended         (inception) to
                                                     June 30,      December 31,            June 30,
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2007 and December 31, 2006.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during 2007, 2006 and since inception. As of June 30, 2007 and December 31, 2006, and since inception, the Company had no dilutive potential common shares.

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

NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of June 30, 2007 and December 31, 2006, the company owed officers $9,932 and $6,285 respectively.

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

Liquidity.

     As of June 30, 2007, we had no assets and total liabilities of $9,932 and we had a negative net worth of $9,932. As of December 31, 2006, we had no assets and total liabilities of $6,310 and a negative net worth of $6,310.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended June 30, 2007. We have a loss from inception through December 31, 2006 of $28,310 and a loss from inception through June 30, 2007 of $31,932.

     We have officer's advances of $9,932 from inception to June 30, 2007. The officer's advances as of December 31, 2006 were $6,310.

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



Dated:  August 14, 2007             LAS PALMAS MOBILE ESTATES



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