Form 10QSB
period 2007-09-30
LAS PALMAS MOBILE ESTATES
filed 2007-10-15
CIK 1119807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

        At September 30, 2007, and as of the date hereof, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)




                               SEPTEMBER 30, 2007
                                DECEMBER 31, 2006

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

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                          F-5-10
________________________________________________________________________________



                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                    September 30,       December 31,
                                                             2007               2006
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $      0         $     25
     Officers advances                                     10,851            6,285
                                                         ________         ________

            Total current liabilities                    $ 10,851         $  6,310
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,200,000 shares at
        September 30, 2007 and December 31, 2006         $  2,200         $  2,200
     Additional paid in capital                            19,800           19,800
     Accumulated deficit during development stage         (32,851)         (28,310)
                                                         ________         ________

            Total stockholders' deficit                  $(10,851)        $ (6,310)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                         Nine                         Oct. 29, 1992
                                                 Months Ended        Year Ended      (inception) to
                                                September 30,      December 31,       September 30,
                                                         2007              2006                2007
                                                   __________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            4,541            4,165             32,851
                                                   __________       __________         __________
           Operating loss                          $   (4,541)      $   (4,165)        $  (32,851)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (4,541)      $   (4,165)        $  (32,851)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)
                                                   ==========       ==========

   Average number of shares
   of common stock outstanding                      2,200,000        2,200,000
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                      Deficit
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage             Total
                                    _________       ________       __________       ___________       ___________

November 8, 1992, issue
   common stock                     2,200,000       $  2,200        $ 19,800         $      0          $ 22,000
Net loss, December 31, 1992                                                              (340)             (340)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1992          2,200,000       $  2,200        $ 19,800         $      0          $ 21,660

Net loss, December 31, 1993                                                           (21,660)          (21,660)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1993          2,200,000       $  2,200        $ 19,800         $(22,000)         $      0

Net loss, December 31, 1994                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1994          2,200,000       $  2,200        $ 19,800         $(22,085)         $    (85)

Net loss, December 31, 1995                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1995          2,200,000       $  2,200        $ 19,800         $(22,170)         $   (170)

Net loss, December 31, 1996                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1996          2,200,000       $  2,200        $ 19,800         $(22,255)         $   (255)

Net loss, December 31, 1997                                                              (380)             (380)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1997          2,200,000       $  2,200        $ 19,800         $(22,635)         $   (635)

Net loss, December 31, 1998                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1998          2,200,000       $  2,200        $ 19,800         $(22,720)         $   (720)

Net loss, December 31, 1999                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 1999          2,200,000       $  2,200        $ 19,800         $(22,805)         $   (805)

July 3, 2000, changed from no
    par value to $.001
July 3, 2000, forward stock
    100:1
Net loss, December 31, 2000                                                              (340)             (340)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2000          2,200,000       $  2,200        $ 19,800         $(23,145)         $ (1,145)

Net loss, December 31, 2001                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2001          2,200,000       $  2,200        $ 19,800         $(23,230)         $ (1,230)

Net loss, December 31, 2002                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2002          2,200,000       $  2,200        $ 19,800         $(23,315)         $ (1,315)

Net loss, December 31, 2003                                                               (85)              (85)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2003          2,200,000       $  2,200        $ 19,800         $(23,400)         $ (1,400)

Net loss, December 31, 2004                                                              (545)             (545)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2004          2,200,000       $  2,200        $ 19,800         $(23,945)         $ (1,945)

Net loss, December 31, 2005                                                              (200)             (200)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2005          2,200,000       $  2,200        $ 19,800         $(24,145)         $ (2,145)

Net loss, December 31, 2006                                                            (4,165)           (4,165)
                                    _________       ________        ________         ________          ________
Balance, December 31, 2006          2,200,000       $  2,200        $ 19,800         $(28,310)         $ (6,310)

Net loss, September 30, 2007                                                           (4,541)           (4,541)
                                    _________       ________        ________         ________          ________
Balance, September 30, 2007         2,200,000       $  2,200        $ 19,800         $(32,851)         $(10,851)
                                    =========       ========        ========         ========          ========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                         Nine                         Oct. 29, 1992
                                                 Months Ended        Year Ended      (inception) to
                                                September 30,      December 31,       September 30,
                                                         2007              2006                2007
                                                   __________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (4,541)      $   (4,165)        $  (32,851)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable               (25)            (975)                 0
                                                   __________       __________         __________
       Net cash used in operating activities       $   (4,566)      $    5,140         $  (32,851)
                                                   __________       __________         __________
Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   22,000
   Increase in officer advances                         4,566            5,140             10,851
                                                   __________       __________         __________

       Net cash provided by financing activities   $    4,566       $    5,140         $   32,851
                                                   __________       __________         __________
       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2007 and December 31, 2006.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,200,000 during 2007, 2006 and since inception. As of September 30, 2007 and December 31, 2006, and since inception, the Company had no dilutive potential common shares.

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

NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of September 30, 2007 and December 31, 2006, the company owed officers $10,851 and $6,285 respectively.

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

Liquidity.

     As of September 30, 2007, we had no assets and total liabilities of $9,932 and we had a negative net worth of $9,932. As of December 31, 2006, we had no assets and total liabilities of $6,310 and a negative net worth of $6,310.

     We have had no revenues from inception through December 31, 2006 and we had no revenues for the period ended September 30, 2007. We have a loss from inception through December 31, 2006 of $28,310 and a loss from inception through September 30, 2007 of $32,851.

     We have officer's advances of $10,851 from inception to September 30, 2007. The officer's advances as of December 31, 2006 were $6,285.

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



Dated:  October 15, 2007            LAS PALMAS MOBILE ESTATES



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