Form 10-K
period 2007-12-31
LAS PALMAS MOBILE ESTATES
filed 2008-04-14
CIK 1119807

Commission File No. 000-28867


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-K


     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2007


     [ ]           TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

________________________________________________________________________________

                                           Non-accelerated filer        Smaller
Large accelerated                        (Do not check if a smaller    reporting
      filer          Accelerated filer       reporting company)         company

       [ ]                 [ ]                     [ ]                    [X]
________________________________________________________________________________

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $99,000.

         As of April 14, 2008, the Registrant had 33,000,000 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                TABLE OF CONTENTS


                                                                            PAGE

                                     PART I

Item 1.  Business                                                             4

Item 1A. Risk Factors                                                         5

Item 1B. Unresolved Staff Comments                                           10

Item 2.  Properties                                                          10

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                   10

Item 6.  Selected Financial Data                                             12

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           12

Item 7A. Quantitative and Qualitative Disclosures About Market Risk          14

Item 8.  Financial Statements and Supplementary Data                         15

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            27

Item 9A. Controls and Procedures                                             27

Item 9B. Other Information                                                   28


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              28

Item 11. Executive Compensation                                              30

Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                          30

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                        31

Item 14. Principal Accountant Fees and Services                              31


                                    PART IV

Item 15. Exhibits and Financial Statement Schedules                          32

Signatures                                                                   33

                                     PART I


ITEM 1.   BUSINESS.

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

ITEM 1A.  RISK FACTORS.

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

         In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10 . The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

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

         On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing is within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

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

         There is a limited public trading market for our shares of Common Stock. The Financial Industry Regulatory Authority Inc. ("FINRA") has approved the entry of a price quotation for our Common Stock on the OTC Bulletin Board system and our symbol is LPME. There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

         Only market makers can apply to or quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the FINRA Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. FINRA rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The FINRA will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain FINRA rules and Rule 15c2-11 have been considered by the FINRA Furthermore, the clearance should not construed by any investor as indicating that the FINRA, the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

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

         The provisions of Rule 144 for shares subsequently issued by a shell company may further restrict the sale of newly issued shares of Common Stock.

         The Company's officer, director and majority shareholder has expressed her intention not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a shell company or blank check issuer.

15. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

         We have no unresolved comments from the Staff of the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

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


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a) Market Price.

         Although our Common Stock is quoted in the OTC Bulletin Board System [LPME], there is no established trading market in our Common Stock. Our Common Stock is traded on a sporatic basis.

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

     (b) Holders.

         There are twenty six (26) holders of the Company's Common Stock. In 1992, we issued 33,000,000 (as adjusted for a stock dividend) of our Common Stock for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by
Section 4(2) of the Securities Act of 1933, as amended.

         Currently, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a six month holding period, under certain circumstances, has unlimited public resales under said Rule.

         Rule 144 dos not prohibit the resale of securities under said Rule that were not initially issued by a reporting or non-reporting shell company or an issuer that has been previously such a company, even though we may be a shell at the time of sale. At the time of the original issuance, we were not a shell issuer.

     (c) Dividends.

         We have not paid cash dividends to date and have no plans to pay any cash dividends in the immediate future. On October 29, 2007, our board of directors declared a 14 for 1 stock dividend to our stockholders of record as of November 14, 2007. The 2,200,000 shares of stock currently outstanding became 33,000,000 shares. The transfer agent delivered the dividend shares to our stockholders entitled thereto on or about November 15, 2007.

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

     (f) Increase in Authorized Common Stock.

         Effective as of October 31, 2007, Article FOURTH of our Articles of Incorporation was amended to provide that our corporation shall have the authority to issue 100,000,000 shares of common stock, par value for each such share is $.001. There was no change in any of the rights or preferences presently existing for our existing shareholders. Nevada Revised Statutes (78.209) permits an officer to file with the Secretary of State, a Certificate of Change reflecting the amendment.

     (g) Securities Authorized for Issuance under an Equity Compensation Plan.

         We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

     (h) Recent Sale of Unregistered Securities.

         During the year ended December 31, 2007, we did not have any sales of any of our securities.


ITEM 6.   SELECTED FINANCIAL DATA

         Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation.

         We will continue to seek a new business opportunity or business combination over the next twelve month period of time. We are currently not engaged in any preliminary negotiations to effectuate a business combination. The majority shareholder has had preliminary negotiations that, if consummated, may result in a change in control. We have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange

Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

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

Liquidity.

         As of December 31, 2007, we had no assets and we have total liabilities of $11,283 and we had a negative net worth of $11,283. As of December 31, 2006, we had no assets and we have total liabilities of $6,310 and a negative net worth of $6,310. Our net worth and total liabilities each increased by 4,998.

         We have had no revenues from inception through December 31, 2007. We have a loss from inception through December 31, 2006 of $39,310. Our loss from inception through December 31, 2006 was $44,283 or an increase of $5,183 in 2007.

         We have officer's advances of $6,285 from inception to December 31, 2006. The officer's advances as of December 31, 2007 was $11,283 or an increase of $4,998 from the prior year.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable to smaller reporting companies.


















                                      14.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2007
                                DECEMBER 31, 2006

                            LAS PALMAS MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                    CONTENTS








________________________________________________________________________________

Report of Independent Registered Public Accounting Firm                       17

FINANCIAL STATEMENTS

   Balance Sheets                                                             18

   Statements of Operations                                                   19

   Statements of Stockholders' Deficit                                        20

   Statements of Cash Flows                                                   21

   Notes to Financial Statements                                           22-26
________________________________________________________________________________

                                  KLT CPA, LLC
                                 KYLE L. TINGLE
                          PERSONAL FINANCIAL PLANNING,
                        BUSINESS SERVICES & TAX PLANNING


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Las Palmas Mobile Estates
Las Vegas, Nevada


We have audited the accompanying balance sheets of Las Palmas Mobile Estates (A Development Stage Enterprise) as of December 31, 2007 and 2006 the related statements of operations, stockholder's deficit, and cash flows for the years then ended and the period October 29, 1992 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Palmas Mobile Estates (A Development Stage Enterprise) as of December 31, 2007 and 2006 and the results of its operations and cash flows for years then ended and the period October 29, 1992 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


March 14, 2008
Las Vegas, Nevada




                            LAS PALMAS MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                                                        December 31,     December 31,
                                                                                                2007             2006
                                                                                       _____________     ____________


                                     ASSETS

CURRENT ASSETS                                                                         $           0     $          0
                                                                                       _____________     ____________

            Total current assets                                                       $           0     $          0
                                                                                       _____________     ____________

                   Total assets                                                        $           0     $          0
                                                                                       =============     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                                  $           0     $         25
     Officers advances                                                                        11,283            6,285
                                                                                       _____________     ____________

            Total current liabilities                                                  $      11,283     $      6,310
                                                                                       _____________     ____________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 100,000,000 shares; issued
        and outstanding:  33,000,000 shares at
        December 31, 2007 and 2006                                                            33,000           33,000
     Additional paid in capital                                                                    0                0
     Accumulated deficit during development stage                                            (44,283)         (39,310)
                                                                                       _____________     ____________

            Total stockholders' deficit                                                $     (11,283)    $     (6,310)
                                                                                       _____________     ____________

                   Total liabilities and
                   stockholders' deficit                                               $           0     $          0
                                                                                       =============     ============





                 See Accompanying Notes to Financial Statements.



                            LAS PALMAS MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS




                                                                                                           Oct. 29, 1992
                                                                           Year Ended       Year Ended    (inception) to
                                                                         December 31,      December 31,     December 31,
                                                                                 2007              2006             2007
                                                                         ____________     _____________     ____________

Revenues                                                                 $          0     $           0     $          0

Cost of revenue                                                                     0                 0                0
                                                                         ____________     _____________     ____________

           Gross profit                                                  $          0     $           0     $          0
General, selling and
   administrative expenses                                                      4,973             4,165           33,283
                                                                         ____________     _____________     ____________
           Operating loss                                                $     (4,973)    $      (4,165)    $    (33,283)

Nonoperating income (expense)                                                       0                 0                0
                                                                         ____________     _____________     ____________

   Net loss                                                              $     (4,973)    $      (4,165)    $    (33,283)
                                                                         =============    =============     ==============


   Net loss per share, basic
   and diluted                                                           $      (0.00)    $       (0.00)
                                                                         ============     =============

   Average number of shares
   of common stock outstanding                                             33,000,000        33,000,000
                                                                         ============     =============





                 See Accompanying Notes to Financial Statements.



                            LAS PALMAS MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                       Accumulated
                                                                                            Deficit
                                         Common Stock                  Additional           During
                                  _______________________________         Paid-In      Development
                                      Shares           Amount             Capital            Stage          Total
                                  ______________    _____________     ____________     ______________    _____________
November 8, 1992, issue
  common stock                        33,000,000    $      33,000     $          0     $     (11,000)    $     22,000
Net loss, December 31, 1992                                                                     (340)            (340)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 1992            33,000,000    $      33,000     $          0     $     (11,340)    $     21,660
Net loss, December 31, 1993                                                                  (21,660)         (21,660)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 1993            33,000,000    $      33,000     $          0     $     (33,000)    $          0
Net loss, December 31, 1994                                                                      (85)             (85)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 1994            33,000,000    $      33,000     $          0     $     (33,085)    $        (85)
Net loss, December 31, 1995                                                                      (85)             (85)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 1995            33,000,000    $      33,000     $          0     $     (33,170)    $       (170)
Net loss, December 31, 1996                                                                      (85)             (85)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 1996            33,000,000    $      33,000     $          0     $     (33,255)    $       (255)
Net loss, December 31, 1997                                                                     (380)            (380)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 1997            33,000,000    $      33,000     $          0     $     (33,635)    $       (635)
Net loss, December 31, 1998                                                                      (85)             (85)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 1998            33,000,000    $      33,000     $          0     $     (33,720)    $       (720)
Net loss, December 31, 1999                                                                      (85)             (85)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 1999            33,000,000    $      33,000     $          0     $     (33,805)    $       (805)
July 3, 2000, changed from no
    par value to $0.001
July 3, 2000, forward stock
    1000:1
Net loss, December 31, 2000                                                                     (340)            (340)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 2000            33,000,000    $      33,000     $          0     $     (34,145)    $     (1,145)
Net loss, December 31, 2001                                                                      (85)             (85)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 2001            33,000,000    $      33,000     $          0     $     (34,230)    $     (1,230)
Net loss, December 31, 2002                                                                      (85)             (85)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 2002            33,000,000    $      33,000     $          0     $     (34,315)    $     (1,315)
Net loss, December 31, 2003                                                                      (85)             (85)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 2003            33,000,000    $      33,000     $          0     $     (34,400)    $     (1,400)
Net loss, December 31, 2004                                                                     (545)            (545)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 2004            33,000,000    $      33,000     $          0     $     (34,945)    $     (1,945)
Net loss, December 31, 2005                                                                     (200)            (200)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 2005            33,000,000    $      33,000     $          0     $     (35,145)    $     (2,145)
Net loss, December 31, 2006                                                                   (4,165)          (4,165)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 2006            33,000,000    $      33,000     $          0     $     (39,310)    $     (6,310)
November 14, 2007, 14 for 1
     stock dividend
Net loss, December 31, 2007                                                                   (4,973)          (4,973)
                                  ______________    _____________     ____________     ______________    _____________
Balance, December 31, 2007            33,000,000    $      33,300     $          0     $     (44,283)    $    (11,283)
                                  ==============    =============     ============     ==============    =============



                 See Accompanying Notes to Financial Statements.



                            LAS PALMAS MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS



                                                                                                         Oct. 29, 1992
                                                                         Year Ended        Year Ended   (inception) to
                                                                       December 31,      December 31,     December 31,
                                                                               2007              2006             2007
                                                                       _____________    ______________    _____________
Cash Flows From
Operating Activities
    Net loss                                                           $     (4,973)    $      (4,165)    $    (33,283)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable                                     (25)             (975)               0
                                                                       _____________    ______________    _____________
         Net cash used in
            operating activities                                       $     (4,998)    $       5,140     $    (33,283)
                                                                       _____________    ______________    _____________

Cash Flows From
Investing Activities                                                   $          0     $           0     $          0
                                                                       _____________    ______________    _____________

Cash Flows From
Financing Activities
    Issuance of common stock                                           $          0     $           0     $     22,000
    Increase in officer advances                                              4,998             5,140           11,283
                                                                       _____________    ______________    _____________

         Net cash provided by
            financing activities                                       $      4,998             5,140     $     33,283
                                                                       _____________    ______________    _____________

         Net increase (decrease)
            in cash                                                    $          0     $           0     $          0

Cash, beginning of period                                                         0                 0     $          0
                                                                       _____________    ______________    _____________

Cash, end of period                                                    $          0     $           0     $          0
                                                                       =============    ==============    =============


Supplemental Information and Non-monetary Transactions:

Interest paid                                                          $           0    $           0     $           0
                                                                       =============    =============     =============

Taxes paid                                                             $           0    $           0     $           0
                                                                       =============    =============     =============



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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007 and 2006.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES," and clarified by FIN 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "SHARE BASED PAYMENT." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and amends FASB Statement No. 95, "STATEMENT OF CASH FLOWS." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value.

The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company's financial condition or results of operations.

                            LAS PALMAS MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


In December 2007, the FASB issued SFAS 141(R), "Business Combinations-- a replacement of FASB Statement No. 141." This Statement replaces SFAS 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

On October 31, 2007, the State of Nevada approved the Company's amendment to Article Four of the Articles of Incorporation which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares. Par value remained at $.001 per share.

On October 29, 2007, the Company's shareholders approved a stock dividend of its common stock. The dividend was fourteen shares for each share of the outstanding shares at November 14, 2007. No fractional shares were be issued. The number of common shares outstanding increased from 2,200,000 to 33,000,000. Par value of the new shares exceeded the original consideration received. An adjustment to retained earnings was made for $11,000 to account for this dividend. Prior period information has been restated to reflect the stock dividend.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 33,000,000 during 2007, 2006 and since inception. As of December 31, 2007 and 2006, and since inception, the Company had no dilutive potential common shares.

                            LAS PALMAS MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

                                                        2007              2006
                                               ______________    ______________
   Net operating loss carryforward             $      11,316     $       9,625
   Valuation allowance                               (11,316)           (9,625)
                                               ______________    ______________

   Net deferred tax asset                      $           0     $           0
                                               ==============    ==============


A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                        2007              2006    Since Inception
                                               ______________    ______________   ______________
   Tax at statutory rate (35%)                 $       1,741     $       1,458    $      11,498
   Increase in valuation allowance                    (1,741)           (1,458)         (11,498)
                                               ______________    ______________   ______________

   Net deferred tax asset                      $           0     $           0    $           0
                                               ==============    ==============   ==============


The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of December 31, 2007 and December 31, 2006, the company owed officers $11,283 and $6,285 respectively.


NOTE 5.  WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in and no disagreements with our accountant on accounting or the accountant's findings on financial disclosures.


ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the 1934 Act or the 1934 Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in INTERNAL CONTROL -- INTEGRATED FRAMEWORK, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Las Palmas Mobile Estates

         We have audited Las Palmas Mobile Estates's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Las Palmas Mobile Estates's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, Las Palmas Mobile Estates maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 of Las Palmas Mobile Estates and our report dated March XX 2008 expressed a qualified opinion on matters other than those involving controls and procedures.

Very truly yours,

/s/  KYLE L. TINGLE, CPA
________________________
     Kyle L. Tingle, CPA


ITEM 9B.  OTHER INFORMATION.

         Other than the information contained in the Form 8-K filed on November 1, 2007, we have no other information that we would have been required to disclose in a report on Form 8-K during a fourth quarter of the year covered by this Form 10-K.


                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         Our sole director and officer (and promoter, affiliate and control person) is as follows:

      Name                   Age       Position
      __________________________________________________

      Diana L. Hassan       43         President/Secretary
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

     3. A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

     4. The entry of an order by self-regulatory organization that permanently or temporarily barred, suspended or otherwise limited such person's involvement in any type of business or securities activities.

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

ITEM 11.  EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (a) Security Ownership of Certain Beneficial Owners.

         The following table sets forth the security and beneficial ownership for each class of our equity securities for any person who is known to be the beneficial owner of more than five (5%) percent of the Company.

                   Name and                    Amount and
                   Address of                  Nature of
                   Beneficial                  Beneficial     Percent
Title of Class       Owner                       Owner        of Class
______________________________________________________________________

Common            Diana L. Hassan              23,100,000        70%
                  25980 Forest Drive
                  Escondido, California 92026


Common            All Officers and             23,100,000        70%
                  Directors as a Group
                  (one [1] individual)

         The total of the Company's outstanding Common Shares are held by 26 persons.

     (b)  Security Ownership of Management.

         The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all of our directors and officers.

                   Name and                    Amount and
                   Address of                  Nature of
                   Beneficial                  Beneficial     Percent
Title of Class       Owner                       Owner        of Class
______________________________________________________________________

Common            Diana L. Hassan              23,100,000        70%
                  25980 Forest Drive
                  Escondido, California 92026

Common            All Officers and             23,100,000        70%
                  Directors as a Group
                  (one [1] individual)


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

                           Fiscal Year Ended
                              December 31,
_______________________________________________

                          2007            2006
_______________________________________________

Audit Fees               $1,650          $1,500

Audit Related Fees         None            None

Tax Fees                    300             375

All Other Fees             None            None

Pre Approval of Services by the Independent Auditor

         The Board of Directors has established policies and procedures for the approval and pre approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate the Company's independent registered public accountants, to pre-approve their performance of audit services and permitted non-audit services and to review with the Company's independent registered public accountants their fees and plans for all auditing services. All services provided by and fees paid to Kyle A. Tingle in 2007 were pre-approved by the Board of Directors.

                                    PART IV


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     There are no reports on Form 8-K incorporated herein by reference.

     The following documents are filed as part of this report:

     23.1 Consent of Kyle L. Tingle, CPA

     31.1 Certification of Chief Executive Officer.

     31.2 Certification of Chief Financial Officer.

     32.1 Section 906 Certification.

     32.2 Section 906 Certification.

                                  SIGNATURES


         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 14, 2008        LAS PALMAS MOBILE ESTATES



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



Date:  April 14, 2008        LAS PALMAS MOBILE ESTATES



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