Form 10-Q
period 2008-03-31
LAS PALMAS MOBILE ESTATES
filed 2008-05-12
CIK 1119807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

      At March 31, 2008, and as of the date hereof, there were outstanding 2,200,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.





                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)




                                 MARCH 31, 2008
                                DECEMBER 31, 2007

                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)

                                    CONTENTS









________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                             4

   Statements of Operations                                                   5

   Statements of Stockholders' Deficit                                        6

   Statements of Cash Flows                                                   7

   Notes to Financial Statements                                           8-12
________________________________________________________________________________



                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                    September 30,       December 31,
                                                             2007               2006
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $  2,100         $      0
     Officers advances                                     11,283           11,283
                                                         ________         ________

            Total current liabilities                    $ 13,383         $ 11,283
                                                         ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.001 par value;
        authorized 100,000,000 shares;
        issued and outstanding:
        33,000,000 shares at
        March 31, 2008 and December 31, 2007             $ 33,000         $ 33,000
     Additional paid in capital                                 0                0
     Accumulated deficit during development stage         (46,383)         (44,283)
                                                         ________         ________

            Total stockholders' deficit                  $(13,383)        $(11,283)
                                                         ________         ________
                   Total liabilities and
                   stockholders' deficit                 $      0         $      0
                                                         ========         ========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS


                                                                                      Oct. 29, 1992
                                                Quarter Ended        Year Ended      (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2008              2007                2008
                                                   __________      ____________      ______________

Revenues                                           $        0       $        0         $        0

Cost of revenue                                             0                0                  0
                                                   __________       __________         __________

           Gross profit                            $        0       $        0         $        0

General, selling and administrative expenses            2,100            4,973             35,383
                                                   __________       __________         __________
           Operating loss                          $   (2,100)      $   (4,973)        $  (35,383)

Nonoperating income (expense)                               0                0                  0
                                                   __________       __________         __________

   Net loss                                        $   (2,100)      $   (4,973)        $  (35,383)
                                                   ==========       ==========         ==========

   Net loss per share, basic
   and diluted                                     $    (0.00)      $    (0.00)
                                                   ==========       ==========

   Average number of shares
   of common stock outstanding                     33,000,000       33,000,000
                                                   ==========       ==========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Accumulated
                                                                                      Deficit
                                          Common Stock             Additional         During
                                    ________________________        Paid-In         Development
                                     Shares          Amount         Capital            Stage             Total
                                    _________       ________       __________       ___________       ___________

November 8, 1992, issue
  common stock                     33,000,000       $ 33,000       $        0       $   (11,000)       $ 22,000
Net loss, December 31, 1992                                                                (340)           (340)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 1992         33,000,000       $ 33,000       $        0       $   (11,340)       $ 21,660
Net loss, December 31, 1993                                                             (21,660)        (21,660)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 1993         33,000,000       $ 33,000       $        0       $   (33,000)       $      0
Net loss, December 31, 1994                                                                 (85)            (85)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 1994         33,000,000       $ 33,000       $        0       $   (33,085)       $    (85)
Net loss, December 31, 1995                                                                 (85)            (85)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 1995         33,000,000       $ 33,000       $        0       $   (33,170)       $   (170)
Net loss, December 31, 1996                                                                 (85)            (85)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 1996         33,000,000       $ 33,000       $        0       $   (33,255)       $   (255)
Net loss, December 31, 1997                                                                (380)           (380)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 1997         33,000,000       $ 33,000       $        0       $   (33,635)       $   (635)
Net loss, December 31, 1998                                                                 (85)            (85)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 1998         33,000,000       $ 33,000       $        0       $   (33,720)       $   (720)
Net loss, December 31, 1999                                                                 (85)            (85)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 1999         33,000,000       $ 33,000       $        0       $   (33,805)       $   (805)
July 3, 2000, changed from no
    par value to $0.001
July 3, 2000, forward stock
    1000:1
Net loss, December 31, 2000                                                                (340)           (340)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 2000         33,000,000       $ 33,000       $        0       $   (34,145)       $ (1,145)
Net loss, December 31, 2001                                                                 (85)            (85)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 2001         33,000,000       $ 33,000       $        0       $   (34,230)       $ (1,230)
Net loss, December 31, 2002                                                                 (85)            (85)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 2002         33,000,000       $ 33,000       $        0       $   (34,315)       $ (1,315)
Net loss, December 31, 2003                                                                 (85)            (85)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 2003         33,000,000       $ 33,000       $        0       $   (34,400)       $ (1,400)
Net loss, December 31, 2004                                                                (545)           (545)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 2004         33,000,000       $ 33,000       $        0       $   (34,945)       $ (1,945)
Net loss, December 31, 2005                                                                (200)           (200)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 2005         33,000,000       $ 33,000       $        0       $   (35,145)       $ (2,145)
Net loss, December 31, 2006                                                              (4,165)         (4,165)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 2006         33,000,000       $ 33,000       $        0       $   (39,310)       $ (6,310)
November 14, 2007, 14 for 1
     stock dividend
Net loss, December 31, 2007                                                              (4,973)         (4,973)
                                   __________       ________       __________       ___________        ________
Balance, December 31, 2007         33,000,000       $ 33,300       $        0       $   (44,283)       $(11,283)
Net loss, March 31, 2008                                                                 (2,100)         (2,100)
                                   __________       ________       __________       ___________        ________
Balance, March 31, 2008            33,000,000       $ 33,300       $        0       $   (46,283)       $(13,383)
                                   ==========       ========       ==========       ===========        ========


                 See Accompanying Notes to Financial Statements.




                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS


                                                                                      Oct. 29, 1992
                                                Quarter Ended        Year Ended      (inception) to
                                                    March 31,      December 31,           March 31,
                                                         2008              2007                2008
                                                   __________      ____________      ______________

Cash Flows From
Operating Activities
    Net loss                                       $   (2,100)      $   (4,973)        $  (35,383)
    Adjustments to reconcile net loss
         to cash used in operating activities:
    Changes in assets and liabilities
    Increase (decrease) in accounts payable             2,100              (25)             2,100
                                                   __________       __________         __________
       Net cash used in operating activities       $        0       $   (4,998)        $  (33,283)
                                                   __________       __________         __________
Cash Flows From Investing Activities               $        0       $        0         $        0
                                                   __________       __________         __________
Cash Flows From Financing Activities
   Issuance of common stock                        $        0       $        0         $   22,000
   Increase in officer advances                             0            4,998             11,283
                                                   __________       __________         __________

       Net cash provided by financing activities   $        0       $    4,998         $   33,283
                                                   __________       __________         __________
       Net increase (decrease) in cash             $        0       $        0         $        0

Cash, beginning of period                          $        0       $        0         $        0
                                                   __________       __________         __________
Cash, end of period                                $        0       $        0         $        0
                                                   ==========       ==========         ==========
Supplemental Information and Non-monetary
Transactions:

   Interest paid                                   $        0       $        0         $        0
                                                   ==========       ==========         ==========
   Income taxes paid                               $        0       $        0         $        0
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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2008 and December 31, 2007.

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

                            LAS PALMAS MOBILE ESTATES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash, no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 33,000,000 during 2008, 2007 and since inception. As of March 31, 2008 and December 31, 2007, and since inception, the Company had no dilutive potential common shares.

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

The components of the Company's deferred tax asset as of December 31, 2007 and 2006 are as follows:

                                             2007         2006
                                           ________     ________

       Net operating loss carryforward     $ 11,316     $  9,625
       Valuation allowance                  (11,316)      (9,625)
                                           ________     ________

       Net deferred tax asset              $      0     $      0
                                           ========     ========


A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                       Since
                                             2007         2006       Inception
                                           ________     ________     _________

       Tax at statutory rate (35%)         $  1,741     $  1,458     $ 11,498
       Increase in valuation allowance       (1,741)      (1,458)     (11,498)
                                           ________     ________     _________

       Net deferred tax asset              $      0     $      0     $       0
                                           ========     ========     =========

The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.


NOTE 4.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts. As of March 31, 2008 and December 31, 2007, the company owed officers $11,283 and $11,283 respectively.


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

Liquidity.

     As of March 31, 2008, we had no assets and total liabilities of $13,383 and we had a negative net worth of $13,383. As of December 31, 2007, we had no assets and total liabilities of $11,283 and a negative net worth of $11,283.

     We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended March 31, 2008. We have a loss from inception through December 31, 2007 of $44,283 and a loss from inception through March 31, 2008 of $46,383.

     We have officer's advances of $11,283 from inception to March 31, 2008. The officer's advances as of December 31, 2007 were $11,283.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable to smaller reporting companies.

ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

     Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside CPA to assist in the financial reporting.

     Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

     o As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation; no sufficient testing where conducted and further segregation of duties needs to be put in place. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

     Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007 and the current quarter then ended..

     The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 1A - Risk Factors.

     There has been no material change in the risk factors previously disclosed.

Item 2 - Changes in the Rights of the Company's Security Holders............None

Item 3 - Defaults by the Company on its Senior Securities...................None

Item 4 - Submission of Matter to Vote of Security Holders...................None

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



Dated:  May 12, 2008
                                    LAS PALMAS MOBILE ESTATES



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