Form 10-Q/A
period 2008-03-31
LAS PALMAS MOBILE ESTATES
filed 2008-05-14
CIK 1119807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                               (Amendment No. 1)


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
________________________________________________________________________________



                            LAS PALMAS MOBILE ESTATES
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS


                                                        March 31,       December 31,
                                                             2008               2007
                                                    _____________       ____________
                                     ASSETS

CURRENT ASSETS                                           $      0         $      0
                                                         ________         ________

            Total current assets                         $      0         $      0
                                                         ________         ________

                   Total assets                          $      0         $      0
                                                         ========         ========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                    $  2,100         $      0
     Officers advances                                     11,283           11,283
                                                         ________         ________

            Total current liabilities                    $ 13,383         $ 11,283
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

     Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007 and the current quarter then ended.

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



Dated:  May 13, 2008
                                    LAS PALMAS MOBILE ESTATES



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