Form 10-Q
period 2008-06-30
LAS PALMAS MOBILE ESTATES
filed 2008-09-02
CIK 1119807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from _______ to ________.

COMMISSION FILE NUMBER: 000-28867

LAS PALMAS MOBILE ESTATES
(Exact name of registrant as specified in its Charter)

NEVADA	88-0409170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (702) 248-1027

44489 Town Center Way, #D-234, Palm Desert, California 92260-2789
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  33,000,000 as of August 25, 2008.

LAS PALMAS MOBILE ESTATES
(A Development Stage Enterprise)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)
CURRENT ASSETS	$0	$0
Total current assets	$0	$0
Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$490	$0
Officers advances	13,383	11,283
Total current liabilities	$13,873	$11,283

STOCKHOLDERS’ DEFICIT
Common stock: $.001 par value; Authorized 100,000,000 shares; issued and Outstanding: 33,000,000 shares at June 30, 2008 and December 31, 2007	33,000	33,000
Additional paid in capital	0	0
Accumulated deficit during development stage	(46,873)	(44,283)

Total stockholders’ deficit	$(13,873)	$(11,283)

Total liabilities and stockholders’ deficit	$0	$0

See Accompanying Notes to Financial Statements.

LAS PALMAS MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended		October 29, 1998
	June 30,		June 30,		(inception) to
	2008	2007	2008	2007	June 30, 2008
Revenues	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-
Gross profit	$-	$-	$-	$-	$-

General, selling and administrative expenses	490	3,622	2,590	3,622	46,873
Operating loss	$(490)	$(3,622)	$(2,590)	$(3,622)	$(46,873)
Nonoperating income (expense)	-	-	-	-	-

Net loss	$(490)	$(3,622)	$(2,590)	$(3,622)	$(46,873)

Net loss per share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Average number of shares of common stock outstanding	33,000,000	33,000,000	33,000,000	33,000,000

See Accompanying Notes to Financial Statements.

LAS PALMAS MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit During Development Stage	Total
November 8, 1992, issue common stock	33,000,000	$33,000	$-	$(11,000)	$22,000
Net loss, December 31, 1992				(340)	(340)
Balance, December 31, 1992	33,000,000	$33,000	$-	$(11,340)	$21,660
Net loss, December 31, 1993				(21,660)	(21,660)
Balance, December 31, 1993	33,000,000	$33,000	$-	$(33,000)	$-
Net loss, December 31, 1994				(85)	(85)
Balance, December 31, 1994	33,000,000	$33,000	$-	$(33,085)	$(85)
Net loss, December 31, 1995				(85)	(85)
Balance, December 31, 1995	33,000,000	$33,000	$-	$(33,170)	$(170)
Net loss, December 31, 1996				(85)	(85)
Balance, December 31, 1996	33,000,000	$33,000	$-	$(33,255)	$(255)
Net loss, December 31, 1997				(380)	(380)
Balance, December 31, 1997	33,000,000	$33,000	$-	$(33,635)	$(635)
Net loss, December 31, 1998				(85)	(85)
Balance, December 31, 1998	33,000,000	$33,000	$-	$(33,720)	$(720)
Net loss, December 31, 1999				(85)	(85)
Balance, December 31, 1999	33,000,000	$33,000	$-	$(33,805)	$(805)
July 3, 2000, changed from no par value to $0.001
July 3, 2000, forward stock 1000:1
Net loss, December 31, 2000				(340)	(340)
Balance, December 31, 2000	33,000,000	$33,000	$-	$(34,145)	$(1,145)
Net loss, December 31, 2001				(85)	(85)
Balance, December 31, 2001	33,000,000	$33,000	$-	$(34,230)	$(1,230)
Net loss, December 31, 2002				(85)	(85)
Balance, December 31, 2002	33,000,000	$33,000	$-	$(34,315)	$(1,315)
Net loss, December 31, 2003				(85)	(85)
Balance, December 31, 2003	33,000,000	$33,000	$-	$(34,400)	$(1,400)
Net loss, December 31, 2004				(545)	(545)
Balance, December 31, 2004	33,000,000	$33,000	$-	$(34,945)	$(1,945)
Net loss, December 31, 2005				(200)	(200)
Balance, December 31, 2005	33,000,000	$33,000	$-	$(35,145)	$(2,145)
Net loss, December 31, 2006				(4,165)	(4,165)
Balance, December 31, 2006	33,000,000	$33,000	$-	$(39,310)	$(6,310)
November 14, 2007, 14 for 1 stock dividend
Net loss, December 31, 2007				(4,973)	(4,973)
Balance, December 31, 2007	33,000,000	$33,000	$-	$(44,283)	$(11,283)
Net loss, June 30, 2008				(2,590)	(2,590)
Balance, June 30, 2008	33,000,000	$33,000	$-	$(46,873)	$(13,873)

See Accompanying Notes to Financial Statements.

LAS PALMAS MOBILE ESTATES
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended		Oct. 29, 1992
	June 30,	June 30,	(inception) to
	2008	2007	June 30, 2008
Cash Flows From Operating Activities:
Net loss	$(2,590)	$(3,622)	$(46,873)
Adjustments to reconcile net loss
to cash used in operating activities:
Changes in assets and liabilities
Increase (decrease) in accounts payable	490	(25)	490

Net cash used in operating activities	$(2,100)	$(3,647)	$(46,383)

Cash Flows From Investing Activities:	$-	$-	$-

Cash Flows From Financing Activities:
Issuance of common stock	$-	$-	$33,000
Increase in officer advances	2,100	3,647	13,383

Net cash provided by financing activities	$2,100	3,647	$46,383

Net increase (decrease) in cash	$-	$-	$-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental Information and Non-monetary Transactions:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See Accompanying Notes to Financial Statements.

LAS PALMAS MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business:

Las Palmas Mobile Estates (“Company”) was organized October 29, 1992 under the laws of the State of Nevada.  The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a Development Stage Enterprise.

A summary of the Company’s significant accounting policies is as follows:

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2008 and December 31, 2007.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Share Based Expenses

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

LAS PALMAS MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (continued)

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have cash, no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

LAS PALMAS MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (continued)

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will not have a material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations— a replacement of FASB Statement No. 141.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.

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

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

Note 2.  Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001.  On November 8, 1992 the Company authorized and issued 22,000 shares of its no par value common stock in consideration of $22,000 in cash.

On July 3, 2000, the State of Nevada approved the Company’s restated Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares.  The no par value was changed to $0.001 per share.

On June 29, 2000, the Company’s shareholders approved a forward split of its common stock at one thousand shares for one share of the existing shares.  The number of common stock shares outstanding increased from 22,000 to 2,200,000.  Prior period information has been restated to reflect the stock split.

On October 31, 2007, the State of Nevada approved the Company’s amendment to Article Four of the Articles of Incorporation which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares. Par value remained at $.001 per share.

LAS PALMAS MOBILE ESTATES
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS

Note 2.  Stockholders’ Equity (continued)

On October 29, 2007, the Company’s shareholders approved a stock dividend of its common stock. The dividend was fourteen shares for each share of the outstanding shares at November 14, 2007. No fractional shares were be issued. The number of common shares outstanding increased from 2,200,000 to 33,000,000.  Par value of the new shares exceeded the original consideration received.  An adjustment to retained earnings was made for $11,000 to account for this dividend.  Prior period information has been restated to reflect the stock dividend.

The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 33,000,000 during 2008, 2007 and since inception.  As of June 30, 2008 and December 31, 2007, and since inception, the Company had no dilutive potential common shares.

Note 3.   Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 – Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The net federal operating loss carry forward will expire between 2016 and 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.   Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts. As of June 30, 2008 and December 31, 2007, the company owed officers $13,383 and $11,283 respectively.

Note 5.   Business Combinations

On June 26, 2008, the Company executed a share exchange agreement with Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”), and Jamie Lee Mancl, Jennifer Lynn Mancl and Integritas, Inc. (the “AFT Shareholders”).  The Company will cancel 21,750,000 shares of its issued and outstanding shares and receive all of the issued and outstanding shares of AFT in exchange for 28,750,000 shares of the Company.  AFT will be a wholly-owned subsidiary.  At closing the Company will change its name to Energy Composites Corporation.  The combination will be accounted for as a reverse acquisition with the Company being the surviving registrant.  As a result of the business combination, the acquired entity’s shareholders will exercise control over the Company; therefore, the transaction will be deemed to be a capital transaction and the Company will be treated as a non-business entity.  As a result, the accounting for the business combination will be identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded.  For accounting purposes, the acquired entity will be treated as the accounting acquirer and accordingly, will be presented as the continuing entity.  The transaction is expected to close in the third quarter.

Note 6.   Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology  such as “believes,” “expects,”  “may,” “should” or anticipates” or expressing this terminology  negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.

Generally

Las Palmas Mobile Estates (“we,” “us,” “our,” or the “Company”) was incorporated on October 29, 1992 under the laws of the State of Nevada.  We had intended to form a subsidiary and have said subsidiary serve as the general partner of a limited partnership which was to be a developer and builder of one or more mobile home parks in Southern California.  We intended to develop a park that would have manufactured trailers of high quality construction.

Our business strategy was to emphasize (i) marketing our parks principally to the second home market (where we believed there was significant long-term demand) and (ii) focusing our development activities in the fast growing areas of the Coachella Valley, California market, where land and development costs were relatively low and the demand was higher.

Despite the then recent slowdown in the Southern California homebuilding industry and the economy in general, we believed California offered substantial long-term prospects for a developer of a mobile home park due to the State’s strong demand characteristics and supply constraints.  We expected to be able to meet our short term cash requirements (i) initially by bank construction loans and thereafter from (ii) the sale or lease of the fully developed properties.  We further anticipated, although there was no assurance, that our long-term cash needs would be satisfied by an equity infusion through the sale of our securities, and from the development and leasing of units in the property.

Between November 8, 1992 and approximately March 31, 1993, we investigated certain business opportunities but did not commence actual construction activities in connection with development and building activities.  As at May 31, 1993, all funds raised by the sale of shares in order to fulfill our initial objective had been expended and we, thereafter became dormant.  From April 1,
1993 until the present, we were inactive and could be deemed to be a so-called “shell” company, whose only purpose at this time is to determine and implement a new business purpose.

As of the date hereof, the Company can be defined as a “shell” company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.  As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

Also, as of the date hereof, based upon our proposed future business activities, we may also be deemed a “blank check” company.  The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and is issuing a “penny stock” security.

Plan of Operation

As a shell company, we intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities.

On June 26, 2008, we executed a share exchange agreement (the “Share Exchange Agreement”) with Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”), and Jamie Lee Mancl, Jennifer Lynn

Mancl and Integritas, Inc. (the “AFT Shareholders”).  Holders of a majority of our issued and outstanding stock have approved the entry into the Share Exchange Agreement.  We filed a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission on June 27, 2008 that describes AFT and its operations more fully.

The Share Exchange Agreement provides that we will receive all of the issued and outstanding shares of AFT from AFT’s stockholders in exchange for 28,750,000 shares of our common stock.  AFT will then be our wholly-owned subsidiary.  The Share Exchange Agreement requires, as conditions to closing, that: (i) we appoint five new directors to our Board of Directors effecting a change of control of our company; (ii) our existing sole officer and director resigns; (iii) we cancel 21,750,000 shares of our common stock; (iv) we merge our wholly-owned subsidiary into our Company; (v) we change our name to “Energy Composites Corporation”; and (vi) we increase our authorized capital.

The following table illustrates the effects of the Share Exchange Agreement on the capital structure of our company:

Pre-Acquisition:
Shares outstanding	33,000,000

Acquisition:
Shares issued	28,750,000
Shares cancelled	21,750,000

Post-Acquisition:
Shares outstanding	40,000,000	100%
Shares owned by LPME stockholders	11,250,000	28%
Shares owned by AFT stockholders and assigns	28,750,000	72%

In anticipation of the Share Exchange Agreement, we incorporated a wholly-owned subsidiary in Nevada and appointed AFT’s chief executive officer as the president of that subsidiary.  Our wholly-owned subsidiary entered into a contract with a North Carolina company to fabricate and install composite materials worth approximately $80,000 in May 2008.  We subcontracted the work to AFT who subsequently completed the project.

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

Financial Condition

Our auditor’s going concern opinion for prior years ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.  We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.  We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of the Share Exchange Agreement.  This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Liquidity and Operational Results

We have no current operating history and does not have any revenues or earnings from operations.  We have no assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of the Share Exchange Agreement.  This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that the Company can will be able to close the Share Exchange Agreement.

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

Liquidity

As of June 30, 2008, we had no assets and total liabilities of $13,873 and we had a negative net worth of $13,873.  As of December 31, 2007, we had no assets and total liabilities of $11,283 and a negative net worth of $11,283.

We have had no revenues from inception through December 31, 2007 and we had no revenues for the period ended June 30, 2008.  We have a loss from inception through June 30, 2008 of $46,873.

We have officer’s advances of $13,383 from inception to June 30, 2008.  The officer’s advances as of December 31, 2007 were $11,283.

Accounting for a Business Combination

We have also been informed that the closing of the Share Exchange Agreement with AFT will be accounted for as a reverse acquisition with us being the surviving registrant.  As a result of any business combination, if the acquired entity’s shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity.  Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded.  For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 3.                      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.                      CONTROLS AND PROCEDURES

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

•
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

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

PART II

ITEM 1.           LEGAL PROCEEDINGS

None

ITEM 1A.        RISK FACTORS.

There has been no material change in the risk factors previously disclosed.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS

The following exhibits are filed with this report:

10.1	Share Exchange Agreement dated July 26, 2008, incorporated by reference to the Current Report on Form 8-K dated July 26, 2008, filed July 27, 2008.

31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification - Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAS PALMAS MOBILE ESTATES
September 2, 2008	By: /s/ Diana L. Hassan Diana L. Hassan President, Secretary and Treasurer