Form 10-Q
period 2008-09-30
ENERGY COMPOSITES Corp
filed 2008-11-13
CIK 1119807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

000-52397
(Commission file number)

ENERGY COMPOSITES CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	88-0409170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4400 Commerce Drive, Wisconsin Rapids, WI  54494
(Address of principal executive offices) (Zip Code)

(715) 421-2060
(Registrant’s telephone number, including area code)

Las Palmas Mobile Estates, 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada  89103
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  40,000,000 shares as of November 5, 2008

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,911,682	$-
Accounts receivable	531,849	-
Note receivable – acquisition target	1,814,838	-
Interest receivable	11,540	-
Total current assets	5,269,909	-

Total assets	$5,269,909	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$540,659	$-
Accrued interest	36,299	-
Officer advances	13,383	11,283
Total current liabilities	590,341	11,283

Convertible notes payable, net of discounts	202,960	-

STOCKHOLDERS’ EQUITY
Common stock: $.001 par value; 100,000,000 shares
authorized; 33,000,000 shares issued and outstanding
at September 30, 2008 and December 31, 2007	33,000	33,000
Additional paid in capital	4,720,000	-
Deficit accumulated during development stage	(276,392)	(44,283)
Total stockholders’ equity	4,476,608	(11,283)

Total liabilities and stockholders’ equity	$5,269,909	$-

See Accompanying Notes to the Consolidated Financial Statements.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

					October 29, 1992
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Revenues	$962,087	$-	$962,087	$-	$962,087

Cost of revenue	962,087	-	962,087	-	962,087

Gross profit	-	-	-	-	-

Selling, general, and administrative expenses	1,800	919	4,390	4,541	48,673

Loss from operations	(1,800)	(919)	(4,390)	(4,541)	(48,673)

Other income (expense):
Interest income	11,540	-	11,540	-	11,540
Interest expense	(239,259)	-	(239,259)	-	(239,259)
Total other income (expense)	(227,719)	-	(227,719)	-	(227,719)

Income tax expense	-	-	-	-	-

Net loss	$(229,519)	$(919)	$(232,109)	$(4,541)	$(276,392)

Net loss per share, basic and diluted	$(0.01)	$-	$(0.01)	$-

Average number of shares of common stock outstanding, basic and diluted	33,000,000	33,000,000	33,000,000	33,000,000

See Accompanying Notes to the Consolidated Financial Statements.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity
(Unaudited)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

November 8, 1992, issue common stock	33,000,000	$33,000	$-	$(11,000)	$22,000
Net loss, December 31, 1992				(340)	(340)
Balance, December 31, 1992	33,000,000	$33,000	$-	$(11,340)	$21,660
Net loss, December 31, 1993				(21,660)	(21,660)
Balance, December 31, 1993	33,000,000	$33,000	$-	$(33,000)	$-
Net loss, December 31, 1994				(85)	(85)
Balance, December 31, 1994	33,000,000	$33,000	$-	$(33,085)	$(85)
Net loss, December 31, 1995				(85)	(85)
Balance, December 31, 1995	33,000,000	$33,000	$-	$(33,170)	$(170)
Net loss, December 31, 1996				(85)	(85)
Balance, December 31, 1996	33,000,000	$33,000	$-	$(33,255)	$(255)
Net loss, December 31, 1997				(380)	(380)
Balance, December 31, 1997	33,000,000	$33,000	$-	$(33,635)	$(635)
Net loss, December 31, 1998				(85)	(85)
Balance, December 31, 1998	33,000,000	$33,000	$-	$(33,720)	$(720)
Net loss, December 31, 1999				(85)	(85)
Balance, December 31, 1999	33,000,000	$33,000	$-	$(33,805)	$(805)
July 29, 2000, forward stock split 1000:1, changed from no par value to $0.001
Net loss, December 31, 2000				(340)	(340)
Balance, December 31, 2000	33,000,000	$33,000	$-	$(34,145)	$(1,145)
Net loss, December 31, 2001				(85)	(85)
Balance, December 31, 2001	33,000,000	$33,000	$-	$(34,230)	$(1,230)
Net loss, December 31, 2002				(85)	(85)
Balance, December 31, 2002	33,000,000	$33,000	$-	$(34,315)	$(1,315)
Net loss, December 31, 2003				(85)	(85)
Balance, December 31, 2003	33,000,000	$33,000	$-	$(34,400)	$(1,400)
Net loss, December 31, 2004				(545)	(545)
Balance, December 31, 2004	33,000,000	$33,000	$-	$(34,945)	$(1,945)
Net loss, December 31, 2005				(200)	(200)
Balance, December 31, 2005	33,000,000	$33,000	$-	$(35,145)	$(2,145)
Net loss, December 31, 2006				(4,165)	(4,165)
Balance, December 31, 2006	33,000,000	$33,000	$-	$(39,310)	$(6,310)
November 14, 2007, 14 for 1 stock dividend
Net loss, December 31, 2007				(4,973)	(4,973)
Balance, December 31, 2007	33,000,000	$33,000	$-	$(44,283)	$(11,283)
Issuance of 1,888,000 warrants and recording beneficial conversion charge related to convertible debt issuance			4,720,000		4,720,000
Net loss, September 30, 2008				(232,109)	(232,109)
Balance, September 30, 2008	33,000,000	$33,000	$4,720,000	$(276,392)	$4,476,608

See Accompanying Notes to the Consolidated Financial Statements.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

			October 29, 1992
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(232,109)	$(4,541)	$(276,392)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of beneficial conversion feature on convertible debt	78,331	-	78,331
Amortization of warrant discount	124,629	-	124,629
Changes in assets and liabilities:
Accounts receivable	(531,849)	-	(531,849)
Interest receivable	(11,540)	-	(11,540)
Increase (decrease) in accounts payable	540,659	(25)	540,659
Accrued interest	36,299	-	36,299
Net cash provided by (used in) operating activities	4,420	(4,566)	(39,863)

Cash Flows From Investing Activities:
Note receivable – acquisition target	(1,814,838)	-	(1,814,838)
Net cash (used in) investing activities	(1,814,838)	-	(1,814,838)

Cash Flows From Financing Activities:
Issuance of convertible debt	4,720,000	-	4,720,000
Issuance of common stock	-	-	33,000
Increase in officer advances	2,100	4,566	13,383
Net cash provided by financing activities	4,722,100	4,566	4,766,383

Net increase in cash	2,911,682	-	2,911,682

Cash, beginning of period	-	-	-

Cash, end of period	$2,911,682	$-	$2,911,682

Supplemental Information and Non-monetary Transactions:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See Accompanying Notes to the Consolidated Financial Statements.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.       Nature of Business and Significant Accounting Policies

Nature of Business:

Energy Composites Corporation (formerly Las Palmas Mobile Estates) (“Company”) was organized October 29, 1992 under the laws of the State of Nevada.  The Company had not started its planned principal operations until October 14, 2008, and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” was considered a Development Stage Enterprise.  As of October 14, 2008, the Company completed a reverse acquisition of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).  Although the Company raised capital through a private placement of debt and warrants and recorded revenue of $962,087 during the quarter ended September 30, 2008, the Company was still considered a “development stage company” and a “shell” company as of September 30, 2008.  All third quarter activity was undertaken in anticipation of completing the acquisition of AFT.  As of result of the reverse acquisition, the Company is no longer considered a “development stage company” or a “shell” company.  Effective October 14, 2008, the Company changed its name to Energy Composites Corporation.  For additional details on the acquisition of AFT, see Note 7 Subsequent Events.

Significant Accounting Policies:

Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after elimination of all intercompany accounts, transactions, and profits.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The presentation of this Form 10-Q filing of Energy Composites Corporation is still only Energy Composites Corporation, formerly Las Palmas Mobile Estates.  Note 7 includes the pro forma financial statements as of September 31, 2008 that include the financial statements of AFT.

Cash: For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

Revenue Recognition: From inception through June 30, 2008, the Company had no activity.  During the quarter ended September 30, 2008, the Company undertook two service contracts which were subcontracted to AFT to complete the work on behalf of Energy Composites Corporation.  In accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, and transfer of title has occurred, services have been rendered or delivery has occurred per contract terms and collection of the related receivable is reasonably assured.

Income Taxes: Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes,” and clarified by FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.       Nature of Business and Significant Accounting Policies (continued)

Share-based Expenses: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment.”  This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments.  This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted SFAS 123R and expenses share-based costs in the period incurred.

Going Concern: The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2008, the Company did not have sufficient assets, operations or a source of revenue sufficient to cover its ongoing costs and allow it to continue as a going concern.  The Company’s going concern status has changed with the completion of the reverse acquisition on October 14, 2008.  The Company will be dependent upon the raising of additional capital through the sale debt or equity securities in order to implement its business plan now that the reverse acquisition is complete.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations— a replacement of FASB Statement No. 141” (“SFAS 141R”).  SFAS 141R replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R).  In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer.  SFAS 141R amends SFAS 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The Company will apply SFAS 141R to business combinations consummated on or after January 1, 2009.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1.       Nature of Business and Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary.  SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on the financial statements.

Note 2.       Stockholders’ Equity

Common stock: The authorized common stock of the Company initially consisted of 2,500 shares of common stock, no par value.  On June 29, 2000, the Company’s stockholders approved (1) a forward split of its outstanding common stock at 1,000 shares for one share of the existing shares, and (2) restated Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares and changed the par value from no par value to $0.001 per share.  Prior period information has been restated to reflect the stock splits and changes in par value.

On October 29, 2007, the Company’s stockholders approved a stock dividend of its common stock.  The dividend was 14 shares for each outstanding share at November 14, 2007.  No fractional shares were issued.  The number of common shares outstanding increased from 2,200,000 to 33,000,000.  The par value of the new shares exceeded the original consideration received.  An adjustment to retained earnings was made for $11,000 to account for this dividend.  Prior period information has been restated to reflect the stock dividend.  In addition, the stockholders approved an amendment to Article Four of the Articles of Incorporation which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares.  The par value remained at $0.001 per share.

As of September 30, 2008, the Company had not authorized any preferred stock.

Net loss per common share:  Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 33,000,000 during 2008, 2007 and since inception.  As of September 30, 2008, the Company excluded the anti-dilutive warrants and convertible debentures from the calculation.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Note 3.       Income Taxes

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception.  Per SFAS 109 – Accounting for Income Tax and FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management had determined that it is more likely than not that it will not earn income sufficient to realize the deferred tax assets during the carryforward period.  The net federal operating loss carry forward will expire between 2016 and 2027.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4.       Note Receivable – Acquisition Target

Prior to the completion of the reverse acquisition with AFT on October 14, 2008, the Company advanced AFT working capital and expansion funds totaling $1,814,838.  The note is due on demand and bears interest at 6%.  Interest receivable of $11,540 was accrued as of September 30, 2008.

Note 5.       Related Party Transactions

The Company neither owns nor leases any real or personal property.  An officer of the Company provided office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity, such as the reverse acquisition of AFT, becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.  As of September 30, 2008 and December 31, 2007, the Company owed officers $13,383 and $11,283 respectively.

Note 6.       Convertible Note Payable

In August 2008, the Company began a $10 million private placement offering of Units, each Unit consisting of (i) a 3-year, 6% convertible debenture with a conversion price of $2.50 (the “Conversion Price”) per share (subject to adjustment for stock splits and stock dividends) (the “Debentures”), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Convertible Debenture (the “Warrants”).  This placement offering was in anticipation of the AFT reverse acquisition taking place which became effective on October 14, 2008.

Interest on the Debentures is payable in cash or in shares of the Company’s common stock at $2.50 per share, in twelve quarterly installments on April 1, July 1, October 1, and January 1 until the principal amount and all accrued and unpaid interest shall have been paid in full on the maturity date.  The Maturity Date for each Debenture is three years after the issue date.

The Debentures are subject to prepayment at the option of the Company in whole or in part after the one year anniversary of the date of each Debenture but prior to the Maturity Date at any time and from time to time without penalty or premium so long as all of the following conditions have been met: (i) the Company’s Common Stock has traded above the Conversion Price for at least twenty consecutive trading days immediately preceding the Prepayment Notice; (ii) the average trading volume shall be at least one hundred thousand shares per day during such twenty consecutive day trading period; and (iii) the shares of Common Stock issuable upon conversion of the Debentures shall be eligible for resale pursuant to Rule 144 under the Securities Act of 1933.  The Debentures are also convertible at the option of the Company provided that all of the conditions required for prepayment of the Debentures have been met.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Note 6.       Convertible Note Payable (continued)

Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or other issuance of the Company’s Common Stock, or new warrants.

As of September 30, 2008, Debentures in the aggregate principal amount of $4,720,000 have been sold which included the issuance of 1,888,000 Warrants.  The Debentures are considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19.”

The issued Warrants were deemed to have a fair market value of $2,898,340 which was recorded as a discount to the face value of the Debentures and as a credit to Additional Paid-In Capital and will be accreted to interest expense over the 3-year term using the effective interest method.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrants.  The following assumptions were used to estimate the fair market value of the Warrants: risk free interest rate of 2.83%; expected life of 3 years; no expected dividends; and volatility of 171%.  The expected life of the Warrants was determined to be the full-term of the Warrants.  The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the Warrants.  The Company’s volatility is based on the historical volatility of the Company’s stock blended with the historical stock volatility of a peer group.

The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the Debentures being allocated based on the relative fair value of the Debentures and Warrants as of the commitment date.  The Company then calculated the intrinsic value of the beneficial conversion feature embedded in the Debentures and because the amount of the beneficial conversion feature exceeded the fair value allocated to the Debentures, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the Debentures.  Accordingly, the beneficial conversion feature was calculated to be $1,821,660 and was recorded as an additional discount on the Debentures and a credit to Additional Paid-In Capital.  Following the guidance of Issue 6 in EITF 00-27, the Company is accreting the beneficial conversion feature to interest expense over the 3-year term of the debt using the effective interest method.

The following table summarizes the convertible note balance as of September 30, 2008:

Gross proceeds received August & September 2008	$4,720,000
Less: original issue discount at time of issuance of debentures	-
Net proceeds prior to paying transaction costs	4,720,000
Less: value assigned to beneficial conversion feature and warrants	(4,720,000)
Add: accretion of original issue discount, beneficial conversion feature and warrants	202,960
Less: principal payments	-
Balance at September 30, 2008	$202,960

The following table summarizes the current maturities of the Debentures as of September 30, 2008:

2009	$-
2010	$-
2011	$4,720,000

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Note 7.       Subsequent events

As of November 12, 2008, the Company has sold additional Units under its private placement offering for a total $665,000 of gross proceeds.

Effective October 14, 2008, the Company merged its wholly-owned Nevada subsidiary into the Company.  The Company amended and restated its Articles of Incorporation, changing its name to “Energy Composites Corporation.”  The Amended and Restated Articles of Incorporation authorize 100,000,000 shares of common stock and created 10,000,000 shares of undesignated preferred stock.

Also, effective October 14, 2008, the Company adopted the 2008 Stock Incentive Plan.  The Company has not issued any awards pursuant to the Plan as of November 14, 2008.

Reverse acquisition

On October 14, 2008, the Company consummated a share exchange (the “Share Exchange”) with AFT, Jamie Lee Mancl, Jennifer Lynn Mancl and Integritas, Inc. (the “AFT Shareholders”) pursuant to a share exchange agreement, as amended, between the parties dated as of June 26, 2008.  The Company acquired 100% of the issued and outstanding shares of AFT’s common stock in exchange for 28,750,000 shares of the Company’s common stock.

The combined Company incurred $691,503 in non-recurring, reverse acquisition-related expenses which will be expensed as of the date of the reverse acquisition.  Of these costs, $420,000 was related to the issuance of AFT shares to Integritas, Inc. for consulting services related to the reverse acquisition.  The remainder was legal and accounting fees related to the reverse acquisition.

As a result of the Share Exchange, AFT is a wholly-owned subsidiary and the results of its composites and fiberglass manufacturing business will be consolidated on the Company’s consolidated financial statements.  For financial reporting purposes, the transaction is to be accounted for as an additional capitalization of AFT with AFT as the accounting acquirer (reverse acquirer).  The operations of AFT will be the continuing operations of the Company.

The accompanying pro forma combined balance sheet as of September 30, 2008 has been prepared to give effect to the acquisition of AFT as if the reverse acquisition occurred on September 30, 2008.  The combined balance sheet presents the historical financial information of Energy Composites Corporation as of September 30, 2008, as adjusted for the acquisition of AFT, accounted for as a reverse acquisition.  The accompanying pro forma combined statements of operations for the nine months ended September 30, 2008 and the year ended December 31, 2007, combines the historical financial information of AFT for the nine months ended September 30, 2008, and the year ended December 31, 2007 with the historical information of the Company for the nine months ended September 30, 2008, and the year ended December 31, 2007, respectively, as if the reverse acquisition had occurred on January 1, 2007.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Unaudited Pro Forma Combined Balance Sheets as of September 30, 2008:

	Energy Composites	Advanced Fiberglass	Pro Forma Adjustments	Notes	Pro Forma Combined
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
ASSETS

Current Assets:
Cash	$2,911,682	$736,757	$-		$3,648,439
Accounts receivable	531,849	1,684,477	(538,369)	(5)	1,677,957
Inventories	-	1,357,594	-		1,357,594
Deferred income taxes	-	41,000	-		41,000
Prepaid merger costs	-	420,000	(420,000)	(6)	-
Note receivable – acquisition target	1,814,838	91,939	(1,814,838)	(5)	91,939
Interest receivable	11,540	-	(11,540)	(5)	-
Total current assets	5,269,909	4,331,767	(2,784,747)		6,816,929

Property and equipment, net	-	5,360,619	-		5,360,619

Intangible assets:
Deferred income taxes	-	372,000	-		372,000
Customer list, net	-	18,158	-		18,158
Deferred financing costs, net	-	50,260	-		50,260
Total intangible assets, net	-	440,418	-		440,418

Total assets	$5,269,909	$10,132,804	$(2,784,747)		$12,617,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt obligations	$-	$333,995	$-		$333,995
Lines of credit – bank	-	430,000	-		430,000
Short-term notes payable	-	3,374,774	(1,814,838)	(5)	1,559,936
Accounts payable	540,659	958,215	(538,369)	(5)	960,505
Accrued expenses	36,299	130,723	(11,540)	(5)	155,482
Accrued payroll and payroll taxes	-	405,379	-		405,379
Customer deposits	-	263,316	-		263,316
Due to officer/stockholder	13,383	22,851	(13,383)	(3)	22,851
Total current liabilities	590,341	5,919,253	(2,378,130)		4,131,464

Long-term debt net of discounts, less current maturities	202,960	4,022,362	-		4,225,322

Deferred income taxes	-	-	-		-

Total liabilities	793,301	9,941,615	(2,378,130)		8,356,786

Non-controlling interest in variable interest entities	-	186,261	-		186,261

STOCKHOLDERS’ EQUITY:

Common stock	33,000	1	28,750	(1)
			(21,751)	(1)	40,000
Additional Paid In Capital	4,720,000	635,269	(6,999)	(1)
			(276,392)	(2)
			13,383	(3)	5,085,261
Retained earnings (Accumulated deficit)	(276,392)	(630,342)	276,392	(2)
			(420,000)	(6)	(1,050,342)

Total stockholders’ equity	4,476,608	4,928	(406,617)		4,074,919

Total liabilities and stockholders’ equity	$5,269,909	$10,132,804	$(2,784,747)		$12,617,966

See notes to the pro forma combined financial statements.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Unaudited Pro Forma Combined Statement of Operations for the Nine Months Ended September 30, 2008:

	Energy Composites	Advanced Fiberglass	Pro Forma Adjustments	Notes	Pro Forma Combined
	(unaudited)	(unaudited)	(unaudited)		(unaudited)

Revenues	$962,087	$5,729,234	$(962,087)	(5)	$5,729,234
Cost of goods sold	962,087	5,025,511	(962,087)	(5)	5,025,511

Gross profit	-	703,723	-		703,723

Selling, general and administrative expenses	4,390	1,588,806	-		1,593,196
Loss from operations	(4,390)	(885,083)	-		(889,473)

Other income (expense)
Interest income	11,540	-	(11,540)	(5)	-
Interest expense	(239,259)	(282,855)	11,540	(5)	(510,574)
Loss before non-controlling interest in variable interest entities	(232,109)	(1,167,938)	-		(1,400,047)

Non-controlling interest in variable interest entities	-	(138,144)	-		(138,144)
Loss before provision for income taxes	(232,109)	(1,306,082)	(11,540)		(1,538,191)

Income tax benefit	-	413,000	-		413,000
Net loss	$(232,109)	$(893,082)	$(11,540)		$(1,125,191)

Loss per share					$(0.03)
Weighted average shares outstanding:
Basic and diluted					40,000,000

Unaudited Pro Forma Combined Statement of Operations for the Year Ended December 31, 2007:

	Energy Composites	Advanced Fiberglass	Pro Forma Adjustments	Notes	Pro Forma Combined
	(unaudited)	(unaudited)	(unaudited)		(unaudited)

Revenues	$-	$6,541,256	$-		$6,541,256
Cost of goods sold	-	5,215,245	-		5,215,245

Gross profit	-	1,326,011	-		1,326,011

Selling, general and administrative expenses	4,973	1,085,521	-		1,090,494
Gain on sale of land and building - Variable interest entity	-	(100,220)	-		(100,220)
Income/(loss) from operations	(4,973)	340,710	-		(335,737)

Other income (expense):
Interest expense	-	(132,274)	-		(132,274)
Interest income	-	2,783	-		2,783
Loss before non-controlling interest in variable interest entities	(4,973)	211,219	-		206,246

Non-controlling interest in variable interest entities	-	(168,195)	-		(168,195)
Net income/(loss) before provision for income taxes	(4,973)	43,024	-		38,051

Income tax expense	-	-	(15,000)	(4)	(15,000)
Net income/(loss)	$(4,973)	$43,024	$(15,000)		$23,051

Earnings per share					$0.00
Weighted average shares outstanding:
Basic and diluted					40,000,000

See notes to the pro forma combined financial statements.

ENERGY COMPOSITES CORPORATION
(formerly Las Palmas Mobile Estates)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Notes to the Unaudited Pro Forma Combined Financial Statements:

Note 1 – Basis of Presentation

The accompanying pro forma combined balance sheet as of September 30, 2008 has been prepared to give effect to the reverse acquisition of AFT as if the reverse acquisition occurred on September 30, 2008.  The historical financial statements prior to September 30, 2008, are those of AFT.  The accompanying pro forma combined statement of operations combines the historical operations of AFT for the nine months ended September 30, 2008, and the year ended December 31, 2007, as if the reverse acquisition had occurred on January 1, 2007.

Note 2 – Pro Forma Adjustments

The unaudited pro forma combined financial statements reflect the following pro forma adjustments:

(1)
As a part of the reverse acquisition, AFT Shareholders received 28,750,000 shares of the Company’s common stock and an officer retired 21,750,000 shares of common stock so that 40,000,000 shares ($.001 par value) are outstanding post reverse acquisition.  All of the common shares ($0.01 par value) of AFT are owned by the Company and eliminated for purposes of consolidation.

(2)	As a result of the reverse acquisition, the Company’s deficit accumulated in the development stage will be eliminated and be offset against additional paid-in capital.

(3)
Integritas, Inc. received 19.79 shares (pre-acquisition) of AFT in return for its continuing consulting services provided to AFT for the reverse acquisition transaction.  Part of these services include paying off the advances made by the Company’s officers.

(4)
AFT operated as an S-corporation in 2007.  For the year ended December 31, 2007, pro forma financial statements, assuming a 40% income tax rate on combined Energy Composites Corporation and AFT operations, a tax provision of $15,000 has been recorded.

(5)	Elimination of intercompany transactions.

(6)
Because this transaction is considered a reverse acquisition and Energy Composites had no net tangible cash, prepaid acquisition costs are expensed as part of the acquisition transaction.  Since acquisition costs are not a recurring expense, they are not reflected in the pro forma combined statement of operations and are shown as an offset to retained earnings.

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

Generally

Energy Composites Corporation (formerly Las Palmas Mobile Estates) (“we,” “us,” “our,” or the “Company”) was incorporated on October 29, 1992 under the laws of the State of Nevada.  Since formation, we were defined as a “shell” company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.

As of October 14, 2008, we completed a reverse acquisition of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).  As of result of the reverse acquisition, we are no longer considered a “shell” company.  Although we raised capital through a private placement of debt and warrants and recorded revenue of $962,087 during the quarter ended September 30, 2008, we considered ourselves a “shell” company until we completed the reverse acquisition of AFT.  All third quarter activity was undertaken in anticipation of completing the reverse acquisition of AFT.

Financial Condition

Our auditor’s going concern opinion for prior years ended and the notation in the financial statements indicate that we did not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.  As of September 30, 2008, we had $2,911,682 in cash with only $590,341 of current liabilities outstanding.  Subsequent to September 30, 2008, we have sold additional debt with warrants pursuant to a private placement for gross proceeds of $655,000.  We believe that we have sufficient cash to operate as a going concern after the completion of the AFT acquisition on October 14, 2008 for the next twelve months.

Prior to the commencement of the private placement offering, we were dependent upon our officers to meet any de minimis costs that we incurred.  Diana L. Hassan, a former officer and director of the Company, provided the necessary funds, without interest, for the Company to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended; provided that she was an officer and director of the Company when the obligation was incurred.  All advances were interest-free.

Liquidity

In August 2008, the Company began a $10 million private placement offering of Units, each Unit consisting of (i) a 3-year, 6% convertible debenture with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends) (the “Debentures”), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Convertible Debenture (the “Warrants”).  This placement offering was in anticipation of the AFT merger.  As of September 30, 2008, Debentures in the aggregate principal amount of $4,720,000 had been sold which included the issuance of 1,888,000 Warrants.

As of September 30, 2008, we had assets totaling $5,269,909.  This consisted of $2,911,682 in cash, accounts receivable totaling $531,849, a note receivable with AFT for advances made in anticipation of the reverse acquisition totaling $1,814,838, and interest receivable on the note totaling $11,540.  These advances were primarily used to launch AFT’s new field services division and most of these launch costs have been expensed by AFT during the quarter ended September 30, 2008.

As of September 30, 2008, we had total liabilities of $793,301 which included accounts payable to AFT for sub-contracting work of $540,659, officer advances of $13,383, and convertible notes payable, net of a discount, of $202,960.  Total principal on the convertible notes as of September 30, 2008 was $4,720,000.  As of September 30,

2008, we had net worth of $4,476,608.  As of December 31, 2007, we had no assets and total liabilities of $11,283 and a negative net worth of $11,283 from officer advances.

Results of Operations

During the three and nine months ended September 30, 2008, we recorded revenues of $962,087 for contracts that we bid in anticipation of completing the acquisition of AFT.  We subcontracted all work on the project to AFT.  Pursuant to the subcontracting arrangement, our cost of revenue was 100% of the contract value, or $962,087.

We incurred selling, general, and administrative expenses of $1,800 and $4,390 during the three and nine months ended September 30, 2008, respectively.  This compares to $919 and $4,541 incurred during the three and nine months ended September 30, 2007, respectively.  These amounts related to the legal and accounting fees associated with filing periodic reports with the Securities and Exchange Commission.

Additionally, during the three and nine months ended September 30, 2008, we recorded interest income on working capital loans to AFT in the amount of $11,540.  We also recognized interest expense of $239,259 related to the Debentures and Warrants we sold in the private placement.  The interest expense consisted of interest accrued on the convertible debentures of $36,299, accretion of the discount on the Debentures associated with the fair value of the warrants of $124,629, and accretion of the beneficial conversion feature associated with the Debentures of $78,331.

We incurred net losses of $229,519 and $232,109 for the three and nine months ended September 30, 2008.  This compares to our net losses of $919 and $4,541 for the three and nine months ended September 30, 2007.  The increase in our losses relates to the non-cash expenses we recorded in connection with our sale of convertible debentures and warrants during the three months ended September 30, 2008.  Our cumulative net loss is $276,392 for the period from inception through September 30, 2008.

Plan of Operation

Our plan of operation now relates to our newly acquired subsidiary AFT.  For a complete discussion of our plan of operation, see the Form 8-K filing announcing the acquisition filed October 17, 2008.

Accounting for a Business Combination

As a result of the closing of the share exchange agreement with AFT, the transaction will be accounted for as a reverse acquisition with us being the surviving registrant.  As a result of any reverse acquisition, if the acquired entity’s stockholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity.  Therefore, the accounting for the transaction is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded.  For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.      Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based on this evaluation, the officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

On October 14, 2008, we acquired AFT, which has increased the controls and procedures that we employ to process, record and report our financial results.  Our internal control over financial reporting will remain effective because the acquisition of AFT has increased the number and sophistication of our accounting personnel and the sophistication of our accounting systems.  We will continue to evaluate and strengthen our controls and procedures to improve the accuracy and timeliness of our financial disclosure.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

None.

Item 1A.   Risk Factors

Not Applicable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, we issued and sold the unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
August and September 2008	59 accredited investors	Convertible Debentures and Warrants to purchase 1,888,000 shares of common stock	$4,720,000

No underwriters were used in the above transactions.  We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 as to all of the transactions, as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or were accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2008, a majority of our stockholders authorized the acquisition of AFT, the amendment and restatement of our Articles of Incorporation, and the 2008 Stock Incentive Plan.  The authorization was given in a written consent of the majority of our stockholders dated August 29, 2008, in lieu of a special meeting of the stockholders.  We filed and mailed a Definitive Information Statement on Schedule 14C to our stockholders on or about September 24, 2008 containing all the details of the actions taken by majority written consent.  Please see the Definitive Information Statement on Schedule 14C filed September 24, 2008 for further information relating to the vote taken by our stockholders.

Item 5.      Other Information

None.

Item 6.      Exhibits

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (3)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (3)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (3)
10.1	Share Exchange Agreement dated June 26, 2008 (1)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (2)
10.3	2008 Stock Incentive Plan (3)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (3)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (3)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (3)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (3)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (3)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (3)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (3)
10.11	Option Agreement dated June 18, 2008 (3)
10.12	Purchase and Supply Agreement dated October 13, 2008 (3)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
31.2	Rule 13a-14(a) Certification of Jeffrey S. Keuntjes
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffrey S. Keuntjes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(2)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C filed September 24, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: November 13, 2008	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, Chief Executive Officer