Form 10-K
period 2008-12-31
ENERGY COMPOSITES Corp
filed 2009-03-31
CIK 1119807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52397

ENERGY COMPOSITES CORPORATION
(Formerly Las Palmas Mobile Estates)
(Exact name of registrant as specified in its charter)

Nevada	88-0409170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Commerce Drive, Wisconsin Rapids, Wisconsin	54494
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (715) 421-2060

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $990,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  42,028,901 shares as of March 20, 2009

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE: Proxy Statement for 2009 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III to the extent indicated therein).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements”.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	the lack of liquidity of our common stock;
•	the availability of capital and sufficiency of our working capital;
•	our ability to maintain or improve profit margins, including our ability to utilize our manufacturing facilities at levels sufficient to cover our fixed costs;
•	our ability to develop, manufacture and market innovative products in a competitive industry;
•	the availability and cost of raw materials;
•	our ability to recruit and retain skilled and qualified personnel;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report.

You should consider these Cautionary Statements when you evaluate our forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the Cautionary Statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

ii

ENERGY COMPOSITES CORPORATION

ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2008

INDEX

PART I

Item 1.            Business.

Overview and History

Energy Composites Corporation (“we,” “us,” “our,” or the “Company”) is a manufacturer of composite structures and vessels for a range of clean technology industries.  Based on our research of companies in this sector, we believe we have the Midwest’s largest and most automated manufacturing capabilities.

Our Company was incorporated on October 29, 1992 under the laws of the State of Nevada.  At first, we were defined as a “shell” company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.  As of October 14, 2008, we completed a reverse acquisition of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).  Pursuant to the reverse acquisition we issued 28,750,000 shares of our common stock to AFT’s shareholders (approximately 72% of the then issued and outstanding common stock) and AFT’s shareholders gained voting control of our Company.  As a result of the reverse acquisition, we are no longer considered a “shell” company.  AFT is now our wholly-owned subsidiary.

Advanced Fiberglass Technologies.  AFT was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie Lee Mancl, M&W was the operating entity that developed and operated AFT’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  M&W, solely owned by Jamie Lee Mancl, retained ownership of AFT’s former manufacturing facility.  In February 2007, M&W sold AFT’s former manufacturing facility to the city of Wisconsin Rapids.  M&W and AFT then purchased and developed our current manufacturing facility by obtaining $4,000,000 of financing in the form of industrial revenue bonds.  On December 31, 2008, we purchased the manufacturing facility from M&W by assuming the industrial revenue bonds, paying M&W $500,000 in cash and delivering a promissory note to M&W for $1,045,328.

Fiberglass Piping & Fitting Company.  In September 2006, our largest shareholder, Jamie Lee Mancl, formed Fiberglass Piping & Fitting Company (“FPF”) and began operating FPF out of the same manufacturing facility used by AFT.  FPF is a wholesale distributor of imported fiberglass piping and fitting products.  We purchase products from FPF from time to time for use in the manufacture of our products pursuant to a long-term supply agreement at a price equal to FPF’s net direct costs for such products.

Both M&W and FPF were considered variable interest entities (“VIEs”) until December 31, 2008.  In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.  On December 30, 2008, we terminated the beneficiary relationship with these VIE entities by: (A) purchasing the manufacturing facility from M&W on December 31, 2008; (B) the sole stockholder of FPF contributing an additional $200,000 of capital to FPF so that FPF would be sufficient on its own; and (C) all prior guarantees of M&W and FPF debt by AFT were released by the lender.  We consolidated M&W and FPF’s operations with AFT’s operations for financial accounting and reporting purposes up to December 30, 2008, the date the VIE relationship ended.

Recent Financing Activity.  On December 15, 2008, we closed our private offering of units consisting of (i) a 3-year, 6% convertible debenture (the "Debentures") with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2008, Debentures totaling $3,875,000 have been converted into common stock of the Company.  The number of shares of common stock issued as principal and interest for these conversions totaled 1,579,157 shares.

Our Business

We design, manufacture, install and service complex composite structures to the alternative energy, flue gas desulfurization (“FGD”), mining, pulp and paper, water and waste water treatment, environmental compliance, petrochemical and power generation industries.

We use advanced composite materials to engineer and manufacture complex composite structures, vessels and processing systems including holding tanks, ancillary equipment manufactured from composite material, and composite ductwork and piping.  We also provide maintenance, repair and overhaul (“MRO”) services to the alternative energy industry, industrial retrofit services using composites, and maintain full-time, 24/7 field service crews with full mobile capability to provide plant shutdown and maintenance, refurbishing, tanks and vat relining, tank field-erection, tank and equipment inspection and repair services, as well as installation of pipelines, crossovers, hoods, scrubbers, absorption towers, stacks and stack liners.  Our vinylester and polyester resin, thermoplastic/fiberglass composite laminate, and carbon fiber composite fabrication systems and processes meet or exceed the requirements set by the Society of Plastic Industries, American Society of Testing Materials, Reinforced Thermoset Plastics Corrosion Resistant Equipment Accreditation Program established by the American Society of Mechanical Engineers (“RTP-1”), and OSHA.  We are underway with the RTP-1 Certification process, and upon completion, we will be one of only nine certified RTP-1 companies in the world.  We believe this certification will provide a competitive edge in the FGD marketplace as well as in other market sectors we serve.

We have not made any material expenditure on research and development in the past two fiscal years, although we have developed a solid portfolio of innovations in material use, design and manufacturing process.  We developed these innovations during production of goods for and delivery of services to our clients.

The following list identifies the various markets in which we currently compete:

•
Alternative Energy:  We manufacture bio-fuel storage tanks and piping systems as well as bio-fuel-related waste water treatment tank systems for ICM Bio Phoenix and US BioEnergy/Fagen Engineering (both headquartered in Kansas).  We are also designing new generation blade and other wind-energy structures using advancements in materials, manufacturing processes and structural design.

•
Flue Gas Desulfurization:  We manufacture and install equipment for FGD systems for Hitachi (Japan), WE Energies (Milwaukee), Plasticon Europe (Netherlands) and Sargent & Lundy (Chicago), with a significant portion of our FGD manufacturing and installation performed on the client site.

•
Mining:  We manufacture and install piping, ductwork, tanks and other structures for the mining industry, including the White Pine Copper Refinery.  We also fabricate composite tanks, piping and relining services for the chlor-alkali manufacturer, ERCO Worldwide (Canada).

•	Environmental Compliance: We engineer, manufacture and service composite-based odor control systems for Tyson Foods (Arkansas), Tonka (Minnesota) and SCP Controls (Minnesota).

•
Pulp and Paper:  We provide composite storage and piping solutions and inspection and repair services to pulp and paper manufacturers New Page (Ohio), International Paper (Memphis), Smurfit-Stone (Chicago), Glatfelter (Pennsylvania), Boise Cascade (Idaho), Domtar (Canada), Georgia Pacific (Atlanta), Verso Papers (Memphis) and Weyerhaeuser (Washington).

We believe market opportunities exist in the growing composites manufacturing and supply industry, and we plan to capture as much market share as we can during this growth phase in the industry.  In addition to the markets identified above, we plan to diversify and compete in new markets.  Since 2007, we have aggressively expanded our operations and our manufacturing capabilities in an effort to become a major player in the composites manufacturing industry.  In 2009, we have started to distribute composite-related raw materials to the composites industry in North America.  We have outlined a four-part growth strategy in more detail under the heading “Plan of Operation and Development.”

Manufacturing Facilities and Processes

We own a 73,000 square-foot composites manufacturing plant in Wisconsin Rapids, Wisconsin.  We have the ability to expand our facilities as we grow and compete in new markets.  We have the option to purchase an additional five acres of land adjacent to our existing facility which would allow for expansion of our plant by an additional 316,650 square feet.  We are also in negotiations to acquire additional land from the local municipality that would allow for a further 350,000 square-foot expansion of our manufacturing facilities for the purposes of building wind turbine blades and other wind-energy related composite structures.  Our existing plant has advanced climate control capabilities, critical in manufacturing processes using industrial carbon fibers, as well as bulk materials storage facilities that incorporate what we believe to be the latest and most advanced designs.  Our bulk material storage facilities exceed all current and envisioned environmental and workplace safety standards.  The plant and material storage facilities have direct rail and highway access.  Both of our planned expansions will share the same health and safety, environmental and logistical capabilities.

Our plant currently features four automated filament winders: (i) a computer-controlled, dual-mandrel filament winder, the Ultra Helical model manufactured by Magnum Venus, capable of producing, simultaneously, two 16-foot diameter, 43-foot long products; (ii) an automated single-mandrel filament winder, Model 20C manufactured by Dura-Winder, capable of producing a product up to 24 feet in diameter and 20 feet long; and (iii) two automated, single-mandrel filament winders, Model 10C manufactured by Dura-Winder, each capable of producing a product up to 7 feet in diameter and 20 feet long.  We have also designed and developed a custom-build vertical winder capable of manufacturing structures up to 40 feet in diameter, and have successfully deployed it in late 2008.  We were able to save nearly 80% of the cost of the winder by building it ourselves.

Based on a standard product output, we have a fixed plant production capacity of 10 million pounds of finished standard product annually.  Full build-out of the current plant would triple that capacity to 30 million pounds, and development of the adjacent land would add another 40 million pounds in capacity, for a total Wisconsin Rapids production capability of 70 million pounds of finished product.  Today, we operate at a production rate equivalent of 4.5 million pounds of finished standard product, so our development plans will meet anticipated production demand for the foreseeable future.

Mobile Production Capability

We use our mobile fabrication capability to service the FGD and other markets.  We have a portable vertical winder capable of producing product up to 30 feet in diameter.  We have recently ordered and are awaiting delivery on a computerized, Magnum Venus portable winder capable of producing products up to 40 feet in diameter and 43 feet in length for use in multiple sectors, including our FGD markets.  We expect this winder to be available for service beginning in April, 2009.  We are able to produce more than 70% of our FGD component content directly on the client’s site, which we believe will allow us to expand FGD revenues substantially without significant investment in new manufacturing facilities.  We are completing RTP-1 accreditation in order to become one of only nine organizations meeting the standard globally.  We believe that our mobile FGD capability already exceeds the RTP-1 standards.  We regard expansion of our FGD capability as a priority because of the regulatory requirements from recent amendments to the Clear Air Act that mandate that the power generation industry install advanced FGD systems by 2015.  We believe that our ability to operate as required under the RTP-1 standards and our anticipated RTP-1 accreditation will allow us to enjoy a substantial advantage over the competition.

Major Customers

We have three customers that accounted for approximately 39% of our total consolidated revenues in 2008. The same three customers accounted for approximately 35% of our outstanding accounts receivable at the end of 2008.  Sales to two of these customers, Martin Manufacturing and ERCO Worldwide, represents an amount greater than 10% of our Company’s consolidated revenues and the loss of either customer could have a material adverse effect on the Company.  Given the current and planned projects, we anticipate that Martin Manufacturing and ERCO Worldwide will continue to be major customers for some time.

We market our products primarily through our internal sales personnel as well as a limited network of independent sales representatives.  We intend to increase both our internal and external sales force to improve our penetration into the markets we serve.  We utilize internal transportation as well as independent carriers to distribute our products to our customers.

Major Suppliers

We use three main suppliers of raw composites materials in our manufacturing operations.  Payments to those suppliers accounted for 56% of all raw materials purchased in 2008.  The same three suppliers accounted for 39% of all outstanding accounts payable at the end of 2008.

We have established relationships with several domestic and foreign suppliers of the raw materials used in our production processes and will use these sources according to material availability and pricing.  In the event our primary suppliers are unable to continue supplying our raw materials requirements, there are several alternative suppliers available to fulfill our supply needs.  We have not experienced supply procurement problems regarding the primary raw materials used in the production process.

Plan of Operation and Development

We have a four-part expansion and diversification strategy encompassing activities that promote “clean technology,” including expansion and diversification into the alternative energy and environmental compliance sectors.  We believe we are making progress across all four parts of our plan and we believe that we will continue to meet our internal progress timetables.

Part 1:  We are expanding our market share in existing sectors: bio-fuel, FGD, mining, environmental compliance, pulp and paper, and field services product lines.  Three of these sectors (bio-fuel, mining, and FGD) are still in the earliest stages of using composites, and we believe that we are well positioned to deepen our vendor relationships with existing clients as well as broaden our penetration to include other clients.  Market growth in this sector is driven generally by regulatory requirements.  For example, the federal government has mandated FGD for power generation plants by 2015, environmental requirements for elimination of the use of mercury in the production of chlorine-related products, and federal mandates for bio-fuel production increasing from 6 billion gallons in 2007 to 36 billion in 2012.

We have the ability to expand more aggressively into FGD services for the power generation industry, and are focusing our marketing and client relationship resources to strengthen that penetration.  Using mobile production teams, we are penetrating this sector by using mobile units and dedicating a portion of our fixed plant to support those teams.  As noted above, we believe finishing our RTP-1 accreditation will enhance our ability to deliver a stronger value proposition to utilities operating coal-fired power generation plants and allow us to secure a price premium for our products and services.  During 2008, we increased our field services capacity and will continue to strengthen this capacity in parallel with the growth in demand for our mobile manufacturing capability.  We are deploying both marketing resources and technology resources to deliver FGD system components with higher functionality, longer durability and lower costs.

Going forward, Federal mandates for higher production levels in bio-fuels present an attractive opportunity to expand within an existing market.  Recent legislation calls for a six-fold increase in bio-fuel production over the next five years, and since the Congress underestimated the capacity of the transport and storage infrastructure for bio-fuels in the United States, the industry will need to expand its efforts to deliver the needed complement of tanks, piping, valves and other components for delivery of bio-fuels to the final consumer.  We are in discussions with our largest bio-fuel customers about their expansion plans, and are working to align our production schedules with their needs.

We are also expanding our mining sector support and production services to take advantage of an anticipated upswing in North American mining operations due to increased commodity pricing and substantial expansion of commodity demand in China, Indonesia and other parts of the world.

We are in negotiations to manufacture composite components, including tank/hulls and ancillary structures. for a line of new-technology methane digesters used in the production of farm-derived bio-fuel.  We believe that farm-derived bio-fuel represents a substantial growth sector in the alternative fuels space, and our value-added design and business model innovations for the sector should help us grow our revenue in this sector over the next several years.

Part 2:  We have entered the market for distributing epoxy resin raw materials to wind system component manufacturers as part of an integrated strategy to penetrate new markets like wind energy.  We are well along in our negotiations to distribute carbon fiber raw material to the same sector.  Our strategy is to become a significant distributor for carbon fiber fabric, yarn and compatible epoxy resins as well as an exclusive licensor for certain technology innovations and advanced design improvements for use in the growing wind energy industry in North and South America.  We plan to capitalize on a strong industry trend to build and install larger wind turbines with longer, lighter blades designed to increase the efficiency of the turbine’s generating performance and to shift manufacture of nacelles and rotors from steel to carbon fiber and other composite materials.

We have negotiated an exclusive distribution agreement covering the Western Hemisphere with a large Asian-based manufacturer of industrial grade epoxy resin for fabrication using carbon fiber, and are in the final stages of a distribution agreement negotiation for industrial grade carbon fiber fabrics and yarns with another major supplier.  We also plan to supply epoxy resin to wind energy manufacturers who are using conventional fibers in their component design.

Part 3:  We have made substantial progress in the deployment of our integrated strategy to diversify into the manufacture of composite components for wind energy systems, especially blade assemblies, nacelle housings and rotor components.  Use of composites in blade manufacturing is at an early stage in the North American wind-energy industry.  Many of the advanced manufacturing processes, material selection, and product designs that we have deployed in our tank and piping manufacturing business have not yet been deployed in the wind energy industry.  We also have identified and/or developed additional innovations that should provide substantial improvements to our wind energy value proposition.  We intend to become a major manufacturer of wind blades, blade components, and other system components by introducing these composite manufacturing advancements into the wind energy industry.

We also intend to become a significant provider of composites-related maintenance, repair and overhaul services to the North American wind energy industry.  Our field services capabilities, grown and strengthened in our core markets, will be of substantial value to wind farm operators.  We are devoting considerable marketing and engineering resources to penetrate the wind MRO market, and believe that our value proposition will make those efforts successful.

Part 4:  We believe there is an opportunity to produce structural components for transportation and municipal water and wastewater infrastructure, including rehabilitation of existing sewer lift stations and other system components using composites rather than steel or concrete.  We have developed advanced solutions that provide municipal wastewater agencies with significant installed cost reductions and even more significant lifecycle cost reductions, with important additional benefits in environmental protection and worker health and safety.  We have already demonstrated the efficacy of our approach in several key installations, and have devoted substantial resources to expand our penetration of this sector significantly.  We are looking at how to position our composites innovations and our raw material distribution for the emerging transportation composites market, including new construction and repair of existing infrastructure using carbon fiber.  We intend to position ourselves as a manufacturer of these components as this market continues to develop.

Taken together, we believe our four-part strategy is establishing us as a leader in the use of advanced composites across the alternative energy and environmental compliance and protection industries, providing a promising platform for sustainable and managed growth.

Future Funding Requirements

We require two tranches of funding to continue our expansion efforts and pursue our plan to capture market share in our industry.  In 2008, we completed the initial tranche of $6.37 million which provided the capital necessary to purchase additional mobile winders to accelerate our penetration of the FGD market.  The first tranche also provided important working capital for the expansion of our carbon fiber and resin distribution division as well as our wind blade component manufacturing efforts.  We also used part of this first tranche in the purchase of our manufacturing facility.  This first tranche of funding has provided sufficient capital to allow us to pursue the first part of our growth strategy during 2008.  We will need a second tranche of capital to continue our expansion efforts and capture greater market share in new and dynamic markets that are still in the early stages of utilizing composite components and products.

We plan a second tranche of financing of approximately $25 million to provide the initial capital required for rapid expansion into the wind energy market, including development of a new 350,000 square-foot blade manufacturing facility in Wisconsin Rapids.  We anticipate that the needed capital will come from exercise of the Warrants sold with the Debentures from the first tranche of financing as well as a secondary private placement offering.  There can be no guarantee that the Warrants will be exercised.  There is also no guarantee that the secondary private placement will be taken up by investors, nor do we know the price at which we should sell debt or equity securities under this placement.  If the Warrants are not exercised or the secondary private placement is unsuccessful, we may be forced to pursue other sources of debt or equity financing to continue to develop our business plan.  We have not yet identified any additional sources of debt or equity financing and such additional financing may not be available to us upon favorable terms or at all.

The remainder of our current business plan will be financed through retained earnings, although we envision the possibility of acquisition in order to expand our capacity more quickly and secure strategic market presence.  In such an event, we may need to raise additional funds through the sale of debt or equity instruments.

Competition

We face robust competition in our markets, and several of our competitors have operations in our geographic markets.  We believe that our new manufacturing facility, our automated filament winding equipment, the expansion of our field service crews in 2008, and continued investment in workforce training will enable us to strengthen our competitive position in the markets we serve.  We believe these investments have substantially increased production capacity and thereby improved our competitive position in the markets we serve.  The following lists major competitors of which we are aware in each of our major markets:

Composite tanks for bio-fuel storage, mining, pulp and paper and petrochemical:  Belding Tank Technologies, Inc. (Michigan), Ershigs, Inc. (Washington), Tankinetics, Inc. (Arkansas) and Design Tanks, Inc. (South Dakota).  We believe our manufacturing capacity is more advanced than our competitors in this sector.

Flue gas desulfurization:  Tankinetics, Inc. (Arkansas), Ershigs, Inc. (Washington), AN-COR Industrial Plastics, Inc. (New York), Augusta Fiberglass, Inc. (South Carolina), Plasticon Europe, B.V. (Netherlands).  We believe that the unmet demand driven by the 2015 regulatory deadline for power plants in the United States provides more than adequate market growth opportunity for us despite competition in this area.

Water management and storage:  Belding Tank Technologies (Michigan), Ershigs, Inc. (Washington), Tankinetics, Inc. (Arkansas), Design Tanks, Inc. (South Dakota) and one main piping manufacturer, Future Pipe Industries (Dubai).  We anticipate substantial growth in demand for quality water storage and management infrastructure over the next five years, and believe that the competitive environment in this sector will become more favorable for us.

Our key geographic markets are in North America, and there is no significant competition from overseas production facilities in any of our existing market sectors.  We believe we enjoy certain manufacturing advantages over several of our competitors with our extensive use of automated fabrication processes and our highly skilled work force.  We believe these advantages will continue to drive our competitive value as we expand our share of existing markets and enter new ones.

Employees

At March 24, 2009, we employed 91 employees, of which 89 are full-time.  21 of our employees are represented by the United Association of Plumbers and Steamfitters under a contract that expires on May 31, 2009, and 4 are represented by the United Association of Journeymen and Apprentices of Plumbing and Pipefitting Industry of the United States and Canada under a contract which expires on May 31, 2009.  We believe that our relationship with all of our employees is good.

Government Regulation of the Environment and Occupational Health and Safety

We are subject to various federal, state and local environmental laws and regulations that apply to the production, use and sale of composites, emissions into the air, discharges into waterways and other releases of materials into the environment and the generation, handling, storage, transportation, treatment and disposal of waste and hazardous materials.  Compliance with these requirements increases our costs and can result in process or operational modifications, the installation of pollution control devices or cleaning up grounds or facilities.

We incurred a total of $50,981 in environmental regulatory compliance expenses in 2008, and $478,278 in 2007.  Our environmental regulatory compliance expenses in 2007 were largely related to the start up of our new plant and the associated regulatory approvals of health and safety, environmental protection and other systems.

Going forward, we believe that compliance with all current government regulations will not have a material adverse effect on our results of operations or financial condition.  The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at our plant, as is the case with other companies in the composites industry.  Therefore, we may incur additional costs or liabilities in the future for regulatory compliance.  Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs or liabilities.

A number of foreign countries and domestic communities have enacted, or are considering enacting, laws and regulations concerning the use and disposal of composite materials.  Widespread adoption of these laws and regulations, along with public perception, may have an adverse impact on sales of our products.  More stringent regulation of the use and disposal of composites may have an adverse effect on our business.

Item 1A.          Risk Factors.

Not applicable to smaller reporting companies; however, we have described the general risks associated with our business in our Definitive Information Statement on Schedule 14(C), filed with the SEC on September 24, 2008.

Item 1B.          Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.             Properties.

Principal Office, Plant and Equipment

Our manufacturing facility serves as our principal office.  As discussed in Item 1, we own a 73,000 square-foot composites manufacturing plant in Wisconsin Rapids, Wisconsin.  Our plant secures our obligations under our industrial revenue bonds.  We have the option to purchase an additional five acres of land adjacent to our existing facility, which would allow for expansion of our plant by an additional 316,650 square feet.  We are also in negotiations to purchase an additional 50 acres across the street from our existing plant for the development of a facility in which we can manufacture blades for the wind energy market.  Our plant currently features four automated filament winders and one portable large diameter vertical winder.  We are also purchasing a portable winder capable of producing products up to 40 feet in diameter and 43 feet in length which we expect to be available for service beginning in April 2009.  All of our winders serve as collateral for some of our long-term debt obligations.

Item 3.             Legal Proceedings.

We are not currently involved in any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 4.             Submission of Matters to a Vote of Security Holders.

On August 29, 2008, a majority of our stockholders executed a written consent in lieu of a special meeting of the stockholders authorizing the acquisition of AFT, the amendment and restatement of our Articles of Incorporation, and the adoption of the 2008 Stock Incentive Plan.  We filed and mailed a Definitive Information Statement on Schedule 14C to our stockholders on or about September 24, 2008 containing all the details of the actions taken by majority written consent.  Please refer to the Definitive Information Statement on Schedule 14C filed on September 24, 2008 for further information relating to the vote taken by our stockholders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since July 17, 2007, our common stock has been quoted and traded on the OTC Bulletin Board.  The trading symbol was changed from “LPME” to “ENCC” effective October 15, 2008.  The following table sets forth the range of high and low bid quotations for each quarter from July 17, 2007 for the years ended December 31, 2007 and 2008.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2007 Fiscal Year:
September 30, 2007	$0.10	$0.10
December 31, 2007	$0.10	$0.10

2008 Fiscal Year:
March 31, 2008	$0.10	$0.10
June 30, 2008	$0.10	$0.10
September 30, 2008	$0.10	$0.10
December 31, 2008	$4.55	$0.10

On March 27, 2009, the closing bid price for the common stock was $3.15.

Holders

The number of record holders of our common stock, as of March 20, 2009, was 111 according to our transfer agent.

Dividends

Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of legally available funds.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, we issued and sold the unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
October 14, 2008	2 accredited investors	28,750,000 shares of common stock	100% of AFT’s outstanding common stock
August to December 2008	75 accredited investors	Convertible Debentures and Warrants to purchase 2,548,000 shares of common stock	$6,370,000
December 31, 2008	24 accredited investors	1,579,157 shares of common stock	Conversion of $3,875,000 of Debenture principal and $72,893 of accrued interest

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

Item 6.               Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 8.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements.

Overview

AFT began operations in 1995 as M&W.  All operating assets and liabilities were transferred to AFT, a newly formed S-Corporation on January 1, 2005.  In 2007, M&W sold its former manufacturing facility and built a larger facility in Wisconsin Rapids, Wisconsin.  In connection with the sale of the former facility, AFT moved its operations to the new, larger facility which AFT leased from M&W.  We purchased the new, larger facility from M&W as of December 31, 2008 for $4,500,000.  With the purchase of the manufacturing facility on December 31, 2008, M&W is no longer considered a variable interest entity.

During 2007 and for most of 2008, FPF operated in the same manufacturing facility as AFT.  As of December 31, 2008, AFT was released as a guarantor of FPF’s outstanding debt and FPF’s stockholder made a capital contribution to FPF in the amount of $200,000 in order for FPF to have sufficient capital on its own.  Therefore, as of December 31, 2008, FPF was no longer considered a variable interest entity.

On October 14, 2008, the Company completed a reverse acquisition of AFT.  As a result of the reverse acquisition, the Company is no longer considered a “development stage company” or a “shell” company.  Upon completion of the transaction on October 14, 2008, AFT became a wholly-owned subsidiary of the Company.  Since this transaction resulted in the existing shareholders of AFT acquiring control of Energy Composites Corporation (formerly Las Palmas Mobile Estates), for financial reporting purposes, the business combination has been accounted for as an additional capitalization of Energy Composites Corporation (a reverse acquisition with AFT as the accounting acquirer).  Accordingly, AFT’s net assets were included in the consolidated balance sheet at their historical value.  The operations of AFT were the only continuing operations of the Company.

The discussion of the results of AFT’s operations and financial condition included herein includes the operations of M&W and FPF through December 30, 2008.  Neither M&W nor FPF were part of the reverse acquisition transaction, therefore, the revenues and expenses attributable to M&W and FPF should not be considered part of AFT.  The discussion below separates the revenues and expenses attributable to M&W and FPF.

Summary of Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in preparation of our financial statements.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary AFT, after elimination of all intercompany accounts, transactions, and profits.

We consolidate our financial results in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), which requires a company to consolidate entities determined to be variable interest entities (“VIEs”), for which we are deemed to be the VIE’s primary beneficiary.  Refer to Note 3 of our consolidated financial statements, “Consolidation of Variable Interest Entities,” for further information on consolidated VIEs.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We determine the allowance based on our historical write-off experience.  We review our allowance for doubtful accounts monthly.  Individual accounts with past due balances over 90 days are specifically reviewed for collectibility.  All other balances are reviewed on a pooled basis.  Account balances are charged off against accounts receivable, as bad debt, after all means of collection have been exhausted and the potential for recovery is considered remote.  Finance charges are accrued monthly, but not recognized on past due trade receivables until management determines that such charges will be collected.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis.  Reserves are recorded for estimated excess and obsolete inventories based primarily on forecasts of product demand and estimated production requirements.  No reserve was deemed necessary for excess and obsolete inventories at December 31, 2008 and 2007.

Inventories consists of raw materials, work-in-process and on a limited basis, finished goods.  Raw materials consist of components and parts for general production use.  Work-in-process consists of labor and overhead, processing costs, purchased subcomponents and materials purchased for specific customer orders.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.  Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.  As items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

The estimated useful lives for computing depreciation are as follows:

Years
Building	40
Building and land improvements	15
Computer equipment	3 to 5
Manufacturing equipment	5 to 10
Furniture and office equipment	5 to 10
Vehicles and trailers	5

Revenue Recognition

We derive revenue primarily from the sale of manufactured products (tanks, piping, & ductwork), installation of those tanks on occasion and service/repair.  In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, transfer of title has occurred, services have been rendered or delivery has occurred per contract terms and collection of the related receivable is reasonably assured.  At times, customer deposits and other receipts are received and are deferred and recognized as revenue when earned.

Most of our products are sold without installation services included.  Revenue for product only sales is generally recognized at the time of shipment and if all other contractual obligations have been satisfied.  When we provide a combination of products and installation services, the arrangement is evaluated under Emerging Issues Task Force Issue (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables.  Most installation work is generally done in a short period of time (less than 30 days) and the corresponding revenue is recorded upon the completion of the installation and all contractual obligations have been met.

For any service/repair, most work is performed on a time and material basis and revenue is recognized upon performance.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and clarified by FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Prior to January 1, 2008, we, with the consent of our stockholder, elected under the Internal Revenue Code to be an S-Corporation.  In lieu of corporate income taxes, the stockholders of an S-Corporation are taxed on their proportionate share of the Company’s taxable income.  Therefore, no provision or liability for federal or state income taxes had been recorded prior to January 1, 2008.

Effective January 1, 2008, we terminated our S-Corporation election.  We operated as a C-Corporation in 2008 and are subject to income and deferred taxes on taxable income or losses.

As previously noted, we consolidate our financial results under the provisions of FIN 46R.  For income tax purposes, however, we are not considered a consolidated entity.  As a result, income generated by M&W and FPF, as well as any losses recognized, are excluded from our net income (loss) which is ultimately reported in our corporate tax returns.

Results of Operations

For the years ended December 31, 2008 and 2007, we generated $9,285,544 and $6,541,256 of consolidated revenue, respectively.  Revenue attributable to both M&W and FPF represented $611,268 and $168,836 of total consolidated revenue in 2008 and 2007, respectively.  The increased revenue of $2,744,288 in 2008 represents 42.0% growth in revenue over 2007.  $442,432 of that increase, or 16.1% of total growth, is attributable to M&W and FPF.  We successfully diversified our client base and strengthened our expansion of core markets in concert with Part 1 of our growth strategy.  Our revenue growth was primarily attributable to volume increases in product sales to the corrosion resistance markets, including flue-gas desulfurization, chemical storage, and water handling, as well as growth in sales of service and installation contracts in the field service division.  For the year ended December 31, 2008, we recorded $1,263,325 of incremental revenue from product sales and $1,038,531 of incremental revenue from service and installation sales compared to the year ended December 31, 2007.  Our largest customer accounted for 17.3% of total consolidated sales for the year ended December 31, 2008 compared to 47.3% for the year ended December 31, 2007.

Cost of goods sold was $7,668,832 and $5,067,245 during the years ended December 31, 2008 and 2007, respectively.  Consolidated cost of goods sold is net of eliminations of rental activity for M&W of $399,000 and $169,000 in 2008 and 2007, respectively.  Costs of goods sold attributable to both M&W and FPF represented $213,493 and $23,361 in 2008 and 2007, respectively.  The increased cost of goods sold of $2,601,587 represents a 51.3% increase over 2007.  $190,132 of that increase, or 7.3%, is attributable to M&W and FPF.  On a non-consolidated basis, the major components of cost of goods sold are raw materials used in manufacturing, manufacturing labor, and manufacturing overhead.  The primary raw materials used in our manufacturing processes are isophathalic, polyester, and vinyl-ester resins and fiberglass.  Manufacturing labor includes wages, employment taxes, employee benefits, and union expenses.  The major components of manufacturing overhead are rent, which is eliminated upon consolidation, and utilities and depreciation for our manufacturing facility, travel and lodging expense associated with field service activities, manufacturing supplies, and depreciation of manufacturing equipment and building.  For the year ended December 31, 2008, on a non-consolidated basis, our cost of materials decreased to 27% of revenue from 33% of revenue for the year ended December 31, 2007.  The primary decrease in material cost is the result of operating efficiencies gained through new plant equipment.  Our cost of labor increased to 38% of revenue from 34% of revenue for the year ended December 31, 2007.  The primary increases in labor costs, on a non-consolidated basis, are the start-up of the field service division in 2008 and increased employee benefit costs, primarily health insurance.  For the year ended December 31, 2008, on a non-consolidated basis, manufacturing overhead increased to 21% of revenue from 13% of revenue for the year ended December 31, 2007.  The primary increases in manufacturing overhead are increased costs associated with our new manufacturing facility which we began occupying in August 2007.  We purchased the manufacturing facility from M&W on December 31, 2008.  While our cost of goods sold results are not out-of-line with our operating plan, we have identified several opportunities to reduce those costs and have begun to implement those changes in 2009.

Gross profit for the years ended December 31, 2008 and 2007 was $1,616,712 and $1,474,011, or 17.4% and 22.5% of revenue, respectively.  Gross profit attributable to both M&W and FPF in 2008 and 2007 was $397,775 and $145,475, respectively.  Excluding M&W and FPF, our gross profit was approximately 14.1% and 20.8% of its revenue in 2008 and 2007, respectively.  Our 2008 gross profit results are several percentage points lower than our operating plan, driven primarily by inefficiencies associated with the start-up of our field services division in mid-2008 and the higher manufacturing overhead charges associated with our investment in our new factory.  We do not anticipate experiencing field service division inefficiencies in 2009, and we believe that the increased production volume projected for 2009 should spread our manufacturing overhead charges over a larger base, thus returning gross profit margin in 2009 to our higher historic levels.

Consolidated selling, general and administrative expenses were $2,689,714 and $1,233,521 for the years ended December 31, 2008 and 2007, and represents 29.0% and 18.9% of revenue, respectively.  Consolidated selling, general and administrative expenses are net of eliminations of rental activity for M&W of $21,000 and $9,000 in 2008 and 2007, respectively.  Selling, general and administrative expenses for both M&W and FPF were $35,467 and $8,619 in 2008 and 2007.  The increase in our expenses is primarily due to (i) increased sales and administrative headcount to support the growing operations which increased expenses by $995,885 in 2008; (ii) increased overhead associated with larger facilities which increased expenses by $68,113 in 2008; (iii) an increase in our allowance for doubtful accounts of $75,842; (iv) additional selling expenses of $153,409; and (v) additional administrative and general overhead costs of $136,096.  Our 2008 increase in selling, general and administration expenses fell within expected ranges.  Our growth strategy, including our emergence as an operating public company, has required us to invest in certain in-house capabilities, such as expanded engineering and design, more robust human resource management, and augmented financial and legal staff, as well as in a more aggressive, and thus more costly, sales and marketing program.  We anticipate these investments will generate substantial revenue enhancement and cost reduction benefits in 2009 and beyond.

In 2007, we recognized a one-time gain on the sale of the land and building of $100,220.  This gain was due to M&W’s sale of the former manufacturing facility and was not attributable to us.

We recorded merger expenses of $716,635 in 2008 related to the reverse acquisition of AFT.  $420,000 of this expense was recorded for the issuance of 4,750,000 shares of common stock to a third party consultant for services provided as part of the Share Exchange Agreement.  The remaining $296,635 of expense was primarily legal, accounting and audit fees related to the reverse acquisition transaction.

Income (loss) from operations was $(1,789,637) and $340,710 for the years ended December 31, 2008 and 2007, and represents (19.3%) and 5.2% of revenue, respectively.  Income from operations attributable to both M&W and FPF was $362,308 and $237,076 in 2008 and 2007, respectively.  After removing the M&W and FPF income, (loss) from operations in 2008 was $(2,151,945), or (23.2%) of revenue.  The $2,255,579 decrease in 2008 from 2007 is primarily due to increased cost of goods sold, reverse acquisition related expenses, costs associated with public company reporting, and the increase in selling, general and administrative expenses observed in 2008, as described above.

Interest expense was $4,394,866 and $132,274 for the years ended December 31, 2008 and 2007, respectively, an increase of $4,262,592.  Interest expense relating to M&W and FPF for the years ended December 31, 2008 and 2007 was $212,880 and $68,881, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $3,918,891 in 2008.  The remaining increase is due to increased short and long-term debt borrowings in 2008 relating to the new manufacturing facility and equipment and working capital lines of credit to fund our growing operations.  In 2008, interest expense was partially offset by bank interest income of $6,618.  In 2007, interest expense was partially offset by $2,783 in finance charges to customers.  AFT was either a co-borrower or a guarantor on all of the consolidated Company’s debt until December 2008, at which time we received a release of guaranty on all FPF debt.  We purchased our manufacturing facility from M&W on December 31, 2008 and assumed the related debt and therefore, we are no longer a guarantor of any remaining M&W debt obligations.

Our consolidated income (loss) before non-controlling interest in variable interest entities was $(6,177,885) and $211,219 for the years ended December 31, 2008 and 2007, respectively.  The income attributable to both M&W and FPF was $149,445 and $168,195 for 2008 and 2007, respectively, and has been subtracted out to arrive at net income (loss) before income tax attributable to us totaling $(6,327,330) and $43,024 for the years ended December 31, 2008 and 2007, respectively.

We recorded a net income tax benefit for the year ended December 31, 2008 of $2,215,000.  Effective January 1, 2008, we terminated our S-Corporation election and began operating as a C-Corporation.  As a result of the change in tax status, an initial $110,000 of net deferred tax liability was recorded as income tax expense.  We recorded an income tax benefit totaling $2,325,000 for the year ended December 31, 2008.  We believe the full amount of the benefit is realizable due to our previous history of operating profits and, therefore have not recorded a valuation allowance against the deferred tax benefits.  Significant components of the income tax benefit include the net operating loss for the year, fair value of warrants and temporary timing differences of fixed assets, accruals, and reserves.  Since we operated as an S-Corporation in 2007, no income tax provision was recorded for that year.

Net loss for the year ended December 31, 2008 was $(4,112,330) compared to a net income of $43,024 for the year ended December 31, 2007, as a result of the factors described above.

We believe that the most meaningful measurement of our performance is EBITDA because of the substantial effect of the non-cash charges to the income statement due to start-up related matters and the method of accounting for convertible debt.  On a stand-alone basis, EBITDA as of December 31, 2008 and 2007, excluding non-cash charges, was $(1,471,446) and $229,878, respectively.  The current year EBITDA loss is largely due to the expansion of our manufacturing capabilities, the deployment of our field services division, and our investment in infrastructure.  In 2008, we have invested time and money in our growth, which we believe has put us in a better position to capture market share, improve our revenues, and reduce our overhead as a percentage of revenue in the future.

Liquidity and Capital Resources

Our liquidity and capital resources are driven by our growth strategy.  Beginning in 2007 and continuing through 2008, we significantly expanded our operations and our manufacturing capabilities.  We have invested in our plant and equipment to become a large manufacturing concern.  As a result of our expansion efforts, we believe we are well positioned to take advantage of market opportunities and to introduce our products and services into emerging markets like wind energy.

As of December 31, 2008, cash and cash equivalents totaled $2,985,289.  Our primary source of liquidity is cash generated from operations and from short and long-term term financing arrangements.  We believe we have available resources to meet our liquidity requirements, including debt service, for the remainder of 2009.  While we have sufficient capital to complete the first step of our four-part growth strategy in 2009, we need additional capital to grow our business.  As discussed in Item 1. of this report, we believe we need additional capital of $25 million to expand our business according to our four-part growth plan.  If our cash flow from operations is insufficient to fund debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.

In August 2008, we began a private placement offering of Units, each Unit consisting of (i) a 3-year, 6% convertible debenture (the "Debentures") with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”).  This placement offering was in anticipation of the AFT reverse acquisition taking place which became effective on October 14, 2008.

Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or dividend of our common stock.

The private placement was closed on December 15, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The issued Warrants were deemed to have a relative fair market value of $4,068,422 which was recorded as a discount to the face value of the Debentures and as a credit to Additional Paid-In Capital and will be accreted to interest expense over the 3-year term using the effective interest method.  We used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrants.

On December 31, 2008, we exercised our option to purchase the manufacturing facility we were leasing from M&W for a purchase price of $4,500,000.  The purchase price for the facility was paid in the form of: (i) an assumption of the industrial revenue bonds and note related to the building and land; (ii) cash at closing in the amount of $500,000; and (iii) the balance ($1,045,328) in the form of a promissory note bearing interest at an annual fixed rate of 4.775% which was determined using the twelve-month LIBOR as of December 31, 2008 (2.025%) plus 2.75%, payable in quarterly installments of principal and interest amortized over not more than 15 years with the unpaid principal balance due not later than December 15, 2015.  The assumed debt consisted of all obligations of M&W under the bond agreement and all obligations of M&W under that certain Promissory Note dated February 28, 2007 in the principal amount of $75,000 issued to the City of Wisconsin Rapids.  As of December 31, 2008, the amount of the assumed debt of the industrial revenue bonds was $2,879,672.

Operating Cash Flows

Operating activities used $2,939,295 of cash for the year ended December 31, 2008, while $113,673 of cash was provided by operating activities for the year ended December 31, 2007.  The increase in cash used by operating activities for 2008, compared to 2007, was due primarily to the significant increases in accounts receivable and inventories associated with a large contract we were engaged in at year end and the overall net loss for 2008.  These increases in operating cash uses were partially offset by increases in accounts payable and customer deposits primarily associated with the same contract.  Additionally, the net loss incurred in 2008 was primarily due to the aforementioned increases in selling, general and administrative expenses.

During the year ended December 31, 2008, we recorded non-cash reverse acquisition related expenses totaling $420,000 and non-cash expenses related to interest payments on outstanding convertible debt and debt discounts on warrants and convertible debt totaling $3,991,784.  In addition, a non-cash income tax benefit of $2,215,000 was recorded for the year ended December 31, 2007.  There was no income tax effect in 2007 since we were operating as an S-Corporation during that year.  For the year ended December 31, 2008, depreciation and amortization expense increased $201,016, from $150,065 during the year ended December 31, 2007 to $351,081 during the year ended December 31, 2008.  The overall increase in depreciation and amortization was primarily due to having a full year of expense related to moving into the new plant and acquiring new equipment late in 2007 and during 2008.  Increases in other non-cash items such as accrued payroll and accrued expenses associated with increased headcount at AFT were also recorded in 2008, compared to 2007.  Our variable interest entities, FPF and M&W, recorded similar results in 2008, compared to 2007 having minimal impact on operating cash flows.

Investing Cash Flows

Investing activities used $1,709,926 of cash for the year ended December 31, 2008 and provided $181,722 of cash for the year ended December 31, 2007.  The primary use of cash in investing activities for 2008 was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as purchase of office equipment for added office staff positions.  Our consolidated balance sheet at December 31, 2008 does not include the assets and liabilities of M&W and FPF.  We purchased the manufacturing facility from M&W on December 31, 2008, the sole stockholder of FPF contributed an additional $200,000 of capital to FPF on December 31, 2008, and all our prior guarantees of M&W and FPF debt were released by our lender.  Therefore, we concluded the primary beneficiary relationship with these VIE entities terminated on December 30, 2008.  The impact of discontinuing the consolidation of FPF and M&W is similar to that of a discontinued business operation and the related cash balances of the entities are shown as decrease in cash from investing activities in the amount of $72,381 for the year ended December 31, 2008.  Also, as part of the building purchase from M&W, we paid $500,000 in cash.

The cash provided by investing activities in 2007 was due to the sale of the prior manufacturing facility by M&W netting $372,670 in proceeds, which was partially offset by our $190,948 investment in new capital equipment.

Financing Cash Flows

Financing activities provided $7,603,771 and used $278,855 for the years ended December 31, 2008 and 2007, respectively.  Proceeds from financing activities for the year ended December 31, 2008 include $6,370,000 raised from the private placement offering of convertible debt and warrants described above, as well as $1,556,504 net borrowing from short-term notes.  Cash used in financing activities for 2008 included a reduction in bank overdrafts of $168,087, payments on long-term debt of $281,648, distributions to a stockholder of $68,000 primarily for income taxes due by the shareholders relating to the pass through income from M&W and FPF, and $10,620 for legal expenses related to the issuance of convertible debt.

Financing activities for 2007 included payments on long-term debt of $399,260 and net payments to stockholders of $234,198 (consisting of AFT payments totaling $90,699 and M&W and FPF payments totaling $143,499).  These distributions to the stockholders were primarily for income taxes due by the shareholder relating to the pass through income from AFT, M&W and FPF.  These uses of cash were partially offset by net short-term bank borrowings of $411,916.

In 2007, M&W constructed the new manufacturing facility at Commerce Drive which AFT leased.  Financing for the facility was completed with a $3,000,000 Industrial Revenue Bond issued by the City of Wisconsin Rapids.  This is a 5.50% bond expiring July 2027.  Monthly principal and interest payments are $20,766.  Plant and process equipment for the new facility was financed by the Company with two additional $500,000 Industrial Revenue Bonds expiring July 2014.  These bonds carry interest at 5.75%.  Monthly principal and interest payments for each of these bonds are $7,266.  In addition to the $1,000,000 in revenue bonds for equipment, the Company received a $500,000 Note from the City of Wisconsin Rapids for additional equipment purchases.  This Note expires April, 2012 and carries interest at 2%.

The Industrial Revenue Bond Agreement states that the Industrial Revenue Bonds are secured by all of the assets of the Company and that insurance be maintained on the collateral.  The Bond Agreement requires us to comply with standard covenants, including financial covenants relating to ratios of tangible net worth, debt service coverage, and total indebtedness to tangible net worth.  In addition, we must maintain a $4,000,000 key man life insurance policy upon the life of Jamie Mancl, ECC’s President.  The Industrial Revenue Bonds become immediately due and payable upon breach of any covenants or representations made by us in the Bond Agreement and upon other customary events of default.

At December 31, 2008, the financial covenants applied to AFT alone and AFT was not in compliance with the covenants.  AFT received a waiver letter from its lender, Nekoosa Port Edwards State Bank (“NPESB”), dated August 26, 2008, which waives the financial covenants through December 30, 2009.  On March 13, 2009, we executed an amendment to the credit agreement for the three industrial revenue bonds held by NPESB.  The amendment to the credit agreement includes the redefinition of the covenants attached to the bonds.  Under the terms of the amended credit agreement, the covenants apply to us and our subsidiary AFT on a consolidated basis.  The covenants require the consolidated Company to maintain (a) Debt Service Coverage Ratio of not less than 1.25 to 1, (b) Debt to Equity Ratio of not more than 3.5 to 1, and (c) Equity level of not less than $600,000.  The next measurement date of these covenants will be December 31, 2009.

For the year ended December 31, 2008, we increased our borrowing under one of the $500,000 industrial revenue bonds by $67,673 to fully use the available loan amount.  The borrowing financed the purchase of additional manufacturing equipment.  As of March 25, 2009, we have increased our short-term borrowings for working capital purposes through two new short-term notes totaling $500,000.  Each note carries a three-month term, 6.75% interest per annum, is secured by our business assets and receivables and certain customer purchase orders.

We have entered into various operating leases to support operations in 2008.  We lease several vehicles supporting our Field Services Division, forklifts for the plant, office equipment, office space in Hastings, Michigan, and lodging space in Biron, Wisconsin.  Total monthly lease payments for this equipment and office space are $4,521.  The lease for the office space in Hastings, Michigan expired March 1, 2009 and was not renewed.  The monthly payment for the Hastings office was $925 per month.  AFT leased its manufacturing facility at Commerce Drive, Wisconsin Rapids, Wisconsin from M&W who was considered a variable interest entity of AFT until December 31, 2008 when the Company purchased the facility from M&W for $4,500,000.  The lease was established on August 1, 2007 for a 20-year term.  From August 1, 2007 to December 31, 2007, AFT paid $30,000 per month.  Starting on January 1, 2008, the lease called for monthly payments of $35,000 with an annual adjustment to reflect the changes in the cost of living.

In May 2008, AFT received a $300,000 short-term bridge note from a consultant and shareholder, who was helping with the reverse acquisition transaction, to assist with operating cash flow until the Reverse Acquisition was consummated.  $200,000 of this note was settled with the lender during 2008 and the balance was transferred to the private placement offering.

Table of Contractual Obligations

The following table details the timing and total amounts payable by us as of December 31, 2008 under our various contracts:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debts	$8,225,567	$496,475	$3,481,224	$968,644	$3,279,224
Capital Leases	13,451	7,101	6,350	-	-
Operating Leases	115,715	37,448	56,678	21,589	-
Purchase Obligations	463,143	463,143	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$8,817,876	$1,004,167	$3,544,252	$990,233	$3,279,224

Much of our long-term debt can be attributed to our expansion, including the purchase of our manufacturing plant, our investment in mobile manufacturing capabilities and our field services division, and the increase in our administrative staff to manage our growth.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies.

Item 8.             Financial Statements and Supplementary Data.

ENERGY COMPOSITES CORPORATION
(Formerly LAS PALMAS MOBILE ESTATES)
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

ENERGY COMPOSITES CORPORATION
TABLE OF CONTENTS
PAGE
Report of Independent Registered Public Accounting Firm	19

Consolidated Financial Statements:

Consolidated Balance Sheets	20

Consolidated Statements of Operations	21

Consolidated Statements of Stockholders’ Equity	22

Consolidated Statements of Cash Flows	23

Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy Composites Corporation

We have audited the accompanying consolidated balance sheets of Energy Composites Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Energy Composites Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Composites Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O’Connor, LLC

Bloomington, Minnesota
March 23, 2009

ENERGY COMPOSITES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash	$2,985,289	$30,739
Accounts receivable, net of allowance for doubtful
accounts of $108,000 in 2008 and $26,000 in 2007	2,556,945	1,152,089
Inventories, net	1,353,915	864,698
Deferred income taxes	68,000	-
Other current assets	107,423	25,772
Total current assets	7,071,572	2,073,298

Property and equipment, net	5,682,457	4,817,856

Other assets:
Deferred income taxes	1,787,000	-
Intangible assets, net	69,815	77,397
Total other assets, net	1,856,815	77,397

Total assets	$14,610,844	$6,968,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$503,576	$337,533
Lines of credit - bank	-	224,378
Short-term notes payable	1,000,000	500,000
Book overdraft payable	-	168,087
Accounts payable	1,421,423	662,409
Accounts payable - related party	89,372	-
Accrued expenses	162,136	17,298
Accrued payroll and payroll taxes	324,339	166,145
Due to officer/stockholder	-	22,851
Customer deposits	431,775	150,000
Total current liabilities	3,932,621	2,248,701

Long-term debt obligations, net of current portion	5,487,293	4,141,473

Non-controlling interest in variable interest entities	-	100,367

Stockholders’ equity :
Common stock - $.001 par value; 100,000,000 shares
authorized, 41,579,157 and 24,000,000 shares issued
and outstanding, respectively	41,579	24,000
Additional paid-in capital	8,998,941	191,270
Retained earnings (deficit)	(3,849,590)	262,740
Total stockholders’ equity	5,190,930	478,010

Total liabilities and stockholders’ equity	$14,610,844	$6,968,551

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2008	2007

Revenue	$9,285,544	$6,541,256

Cost of goods sold	7,668,832	5,067,245

Gross profit	1,616,712	1,474,011

Selling, general and administrative expenses	2,689,714	1,233,521
Merger expenses	716,635	-
Gain on sale of land and building - variable interest entity	-	(100,220)

Income (loss) from operations	(1,789,637)	340,710

Other income (expense):
Interest expense	(4,394,866)	(132,274)
Interest income	6,618	2,783

Total other income (expense)	(4,388,248)	(129,491)

Income (loss) before non-controlling interest in variable interest entities	(6,177,885)	211,219

Non-controlling interest in variable interest entities	(149,445)	(168,195)

Income (loss) before provision for income taxes	(6,327,330)	43,024

Income tax benefit	(2,215,000)	-

Net income (loss)	$(4,112,330)	$43,024

Net loss per common share - basic and diluted	$(0.14)	$-

Weighted average shares outstanding - basic and diluted	28,903,102	24,000,000

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance at December 31, 2006	24,000,000	$24,000	$191,270	$333,266	$548,536

Net income				43,024	43,024
Stockholders’ distributions				(113,550)	(113,550)

Balance at December 31, 2007	24,000,000	24,000	191,270	262,740	478,010

Recapitalization of ECC upon execution
of share exchange agreement	11,250,000	11,250	(11,250)		-
Stock issued for merger transaction costs	4,750,000	4,750	415,250		420,000
Transfer of net tangible assets from
merger transactions			3,792,991		3,792,991
Issuance of warrants and recording
a beneficial conversion charge
related to convertible debt			1,458,000		1,458,000
Convertible debt converted to common stock	1,550,000	1,550	3,873,450		3,875,000
Stock issued for interest owed on
convertible debt	29,157	29	72,864		72,893
Net loss				(4,112,330)	(4,112,330)
Adjustment to equity related to purchase of
property from a commonly controlled
variable interest entity (Note 12)			(793,634)		(793,634)

Balance at December 31, 2008	41,579,157	$41,579	$8,998,941	$(3,849,590)	$5,190,930

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,112,330)	$43,024
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-controlling interest in variable interest entities	149,445	168,195
Depreciation and amortization	351,081	150,065
Gain on sale of land and building - variable interest entity	-	(88,046)
Loss on sale of other assets	3,285	-
Amortization of debt discount for imputed interest	3,660	12,945
Amortization of discount for warrants and beneficial conversion feature on convertible debt	3,918,891	-
Stock issued for interest payments	72,893	-
Stock issued for merger cost	420,000	-
Deferred income taxes	(2,215,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,552,016)	(387,485)
Inventories, net	(1,321,746)	(524,347)
Other current assets	(84,055)	(12,747)
Accounts payable	770,066	491,414
Accounts payable - related party	89,247	-
Accrued expenses	123,010	(273)
Accrued payroll and payroll taxes	162,499	113,256
Customer deposits	281,775	147,672

Net cash provided by (used in) operating activities	(2,939,295)	113,673

Cash flows from investing activities:
Purchase of property and equipment	(1,154,045)	(190,948)
Proceeds from sale of property and equipment	16,500	372,670
Cash paid to variable interest entity for property	(500,000)	-
Reduction in cash attributable to deconsolidated variable interest entities	(72,381)	-

Net cash provided by (used in) investing activities	(1,709,926)	181,722

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years
	Ended December 31,
	2008	2007
Cash flows from financing activities:
Increase (decrease) in bank overdraft payable	(168,087)	(47,303)
Net borrowings from lines of credit -bank	205,622	64,916
Financing costs for long-term debt	(10,620)	(10,010)
Distributions to stockholder - AFT	-	(113,550)
Borrowings from officer/stockholder	-	22,851
Net borrowings from short-term notes payable	1,556,504	347,000
Proceeds from long-term debt	6,370,000	-
Payments on long-term debt	(281,648)	(399,260)
Capital distributions by variable interest entities	(68,000)	(143,499)

Net cash provided by (used in) financing activities	7,603,771	(278,855)

Net increase in cash and cash equivalents	2,954,550	16,540

Cash and cash equivalents:
Beginning of period	30,739	14,199

End of period	$2,985,289	$30,739

Supplemental disclosure of cash flow information:
Cash paid for interest	$348,675	$118,510
Building construction period interest capitalized	$-	$59,377

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$1,113,001	$4,449,268
Deferred financing costs incurred with long-term debt	$-	$45,387
Debt converted to common stock	$3,875,000	$-

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Energy Composites Corporation (formerly Las Palmas Mobile Estates) (“Company”) (“ECC”) was organized October 29, 1992 under the laws of the State of Nevada.  The Company had not started its planned principal operations until October 14, 2008, and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, was considered a Development Stage Enterprise.  On June 27, 2008, Las Palmas Mobile Estates entered into a Share Exchange Agreement whereby it agreed to issue 28,750,000 shares of its common stock to acquire all of the outstanding shares of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).  AFT is a manufacturer, installer and marketer of fiberglass products.

As part of the Share Exchange Agreement, prior to the closing of the transaction on October 14, 2008, 4,750,000 restricted common shares were issued to a consultant for services provided in connection with this transaction, which were valued at $420,000.  These 4,750,000 shares were part of the 28,750,000 shares described above.  Upon completion of the transaction on October 14, 2008, AFT became a wholly-owned subsidiary of the Company.  Since this transaction resulted in the existing shareholders of AFT acquiring control of the Company, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with AFT as the accounting acquirer).  Accordingly, AFT’s net assets are included in the consolidated balance sheet at their historical value.  The operations of AFT were the only continuing operations of the Company.

The accompanying financial statements as of December 31, 2007 and for the year then ended present the historical financial information of AFT.  The  outstanding  common  shares of AFT at December  31,  2006 and 2007 have  been  restated  to  reflect  the  shares  issued  upon reorganization.  The accompanying financial statements as of December 31, 2008 and for the year then ended present the historical  financial information of AFT for the year ended December 31, 2008 consolidated with Las Palmas Mobile Estates from the date of  reorganization (October 14, 2008) to December 31, 2008.

The Company is a manufacturer, installer and marketer of fiberglass products which are sold throughout the United States, but primarily in the Midwest.  The Company has a service division that provides installation and repair of various composite products.  The Company serves the paper, petro-chemical, water, waste-water, bio-fuel and power industries.

Variable Interest Entities

Until December 31, 2008, the Company was considered the primary beneficiary of the following entities:

M&W Fiberglass, LLC (“M&W”) was a lessor of real estate to AFT and was wholly owned by the initial stockholder of AFT, now the majority shareholder of the Company.  M&W had leased real estate at 16th Street South, Wisconsin Rapids, Wisconsin to the Company, prior to February 2007, at $48,000 annually (22,420 square-foot manufacturing facility and office space).  This property was sold in February 2007 by M&W to the City of Wisconsin Rapids for a sales price of $372,670 with a resulting gain of $100,220.  As of August 2007, M&W began leasing a newly constructed manufacturing and office facility (70,300 square feet) at Commerce Drive, Wisconsin Rapids, Wisconsin to the Company at $30,000 per month from August 1, 2007 to December 31, 2007 and $35,000 per month starting January 1, 2008.  On December 31, 2008, the Company exercised an option to purchase the manufacturing facility from M&W for $4,500,000, assumed all of M&W’s debt related to the property and all M&W debt guarantees by the Company were released by the lender.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiberglass Piping & Fitting Company (“FPF”) is a wholesale distributor of fiberglass piping and was wholly owned by the initial stockholder of AFT, now the majority shareholder of the Company.  FPF started operations as a newly formed LLC on September 16, 2006 and had limited operations during 2006 and 2007.  Prior to December 31, 2008, all FPF financing was secured by the unlimited guarantee of the Company.  As of December 31, 2008, the FPF became financially independent of the Company by the sole FPF stockholder contributing $200,000 of additional capital to FPF and due to FPF’s lender releasing the Company of its guarantee of any FPF financing.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary AFT, after elimination of all intercompany accounts, transactions, and profits.

The Company consolidates its financial results in accordance with Financial Accounting Standards Board (“FASB”), Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”), which requires a company to consolidate entities determined to be variable interest entities (VIEs), for which the Company is deemed to be the VIE’s primary beneficiary. Refer to Note 3, “Consolidation of Variable Interest Entities” for further information on consolidated VIEs.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Accordingly, actual results could differ from those estimates.

Concentrations of Risk

Cash Deposits: The Company maintains its cash in high-quality financial institutions.  The balances, at times, may exceed the federally insured limits.

Credit Risk and Major Customers:  Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required.  The following is a schedule of significant sales to customers for the years ended December 31, 2008 and 2007 and significant customer accounts receivable balances at December 31, 2008 and 2007:

	Percentage of Total Sales		Percentage of Trade Accounts Receivable
Customer	2008	2007	2008	2007
1	17.3%	47.3%	6.9%	46.6%
2	11.9	12.2	27.7	4.1
3	9.6	11.6	-	2.9
	38.8%	71.1%	34.6%	53.6%

Labor Force:  A significant part of the Company’s production labor force is covered by two collective bargaining agreements which expire in May 2009.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of balance sheet presentation, the Company considers all unrestricted demand deposits, money market funds, savings funds and investments with an original maturity of three months or less to be cash and cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience by the Company.  The Company reviews its allowance for doubtful accounts monthly. Individual accounts with past due balances over 90 days are specifically reviewed for collectibility.  All other balances are reviewed on a pooled basis.  Account balances are charged off against accounts receivable, as bad debt, after all means of collection have been exhausted and the potential for recovery is considered remote.  Finance charges are accrued monthly, but not recognized on past due trade receivables until management determines that such charges will be collected.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis.  Reserves are recorded for estimated excess and obsolete inventories based primarily on forecasts of product demand and estimated production requirements.  No reserve was deemed necessary for excess or obsolete inventories at December 31, 2008 and 2007.

Inventories consist of raw materials, work-in-process and on a limited basis, finished goods.  Raw materials consist of components and parts for general production use.  Work-in-process consists of labor and overhead, processing costs, purchased subcomponents and materials purchased for specific customer orders.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets.  Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized.  As items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

The estimated useful lives for computing depreciation are as follows:

Years
Building	40
Building and land improvements	15
Computer equipment	3 to 5
Manufacturing equipment	5 to 10
Furniture and office equipment	5 to 10
Vehicles and trailers	5

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets are stated at cost.  They comprise a non-compete agreement and customer list acquired through an asset purchase acquisition in 2005.  Also included are deferred financing costs incurred with the bond financing for the construction of the manufacturing facility in 2007 and the 2008 convertible debt financing.  The non-compete agreement is being amortized on the straight-line method over its 3-year life.  The customer list is being amortized 33% per year based on a discounted cash flow analysis.  The deferred financing costs are being amortized over the term of the related debt on a straight-line basis which approximates the effective interest method, and are being charged to interest expense.

Impairment of Long-lived Assets

The recoverability of intangible assets and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment.  When such reassessments indicate the potential for impairment, all business factors are considered and, if the carrying value of such intangible assets and other long-lived assets are not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes to their fair values.  There were no impairment charges for the years ended December 31, 2008 and 2007.

Revenue Recognition

The Company derives revenue primarily from the sale of the Company’s manufactured products (tanks, piping, and ductwork), installation of those tanks on occasion and service/repair.  In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, transfer of title has occurred, services have been rendered or delivery has occurred per contract terms and collection of the related receivable is reasonably assured.  At times, customer deposits and other receipts are received and are deferred and recognized as revenue when earned.

Most of the Company’s products are sold without installation services included.  Revenue for product only sales is generally recognized at the time of shipment and if all other contractual obligations have been satisfied.  When the Company provides a combination of products and installation services, the arrangement is evaluated under Emerging Issues Task Force Issue (“EITF”) No. 00-21 Revenue Arrangements with Multiple Deliverables.  Most installation work is generally done in a short period of time (less than 30 days) and the corresponding revenue is recorded upon the completion of the installation and all contractual obligations have been met.

For any service/repair, most work is performed on a time and material basis and revenue is recognized upon performance.

Product Warranty Liability

The Company offers a standard one year warranty for product and service sales.  In certain cases, the Company has offered warranty periods greater than one year.  Accruals necessary for product warranties are estimated based upon historical warranty costs.  As of December 31, 2008 and 2007, the Company’s estimated product warranty liability based on historical activity was $18,000 and $0, respectively, and is recorded within accrued liabilities on the consolidated balance sheets.

Cost of Sales

The Company’s cost of sales represents all direct and indirect costs associated with the production of products for sale to customers.  This includes operation and maintenance of equipment, direct and indirect labor and benefits, repairs and maintenance of equipment, insurance, rentals, freight in, freight out, and depreciation.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and clarified by FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Prior to January 1, 2008, the Company, with the consent of its stockholder, had elected under the Internal Revenue Code to be an S-Corporation.  In lieu of corporate income taxes, the stockholders of an S-Corporation are taxed on their proportionate share of the Company’s taxable income.  Therefore, no provision or liability for federal or state income taxes had been recorded prior to January 1, 2008.

Effective January 1, 2008, the Company terminated its S-Corporation election.  The Company operated as a C-Corporation in 2008 and is subject to income and deferred taxes on taxable income or losses.

As previously noted, the Company consolidates its financial results under the provisions of FIN 46R.  For income tax purposes, however, the Company is not considered a consolidated entity.  As a result, income generated by M&W and FPF, as well as any losses recognized, are excluded from AFT’s net income (loss) which is ultimately reported in the Company’s corporate tax returns.

Segment Reporting

Through December 31, 2008, the Company provided products and services into one reportable operating segment, Industrial Tank and Piping. The detail of products and service activity in this operating segment is further described in Note 14.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expense amounted to $16,904 and $41,548 for the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) requires that all share-based payments to employees and non-employee directors, including grant of stock options and shares of non-vested stock, be recognized in the financial statements based on the estimated fair value of the equity award issued.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s 2008 Stock Incentive Plan (“the 2008 Plan”) was adopted by the Company’s shareholders as of August 29, 2008.  The 2008 Plan authorizes awards to directors, employees and consultants equal to no more than 10% of the Company’s issued and outstanding common stock.  The 2008 Plan provides that no more than 1,000,000 shares may be issued during any calendar year to any participant pursuant to options and stock appreciation rights (SARS) awards under the 2008 Plan.  The term over which participants may exercise options and SARS may not exceed ten years from the date of the grant (five years in the case of incentive stock options granted to employees who, at the time of grant, own more than 10% of our common stock).  The 2008 Plan also authorizes the issuance of Restricted Share, Unrestricted Share, Deferred Share, and Performance Awards under which the Plan Committee has discretion in determining vesting conditions of awards.  As of December 31, 2008, there were no awards issued under the 2008 Plan.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt.  Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2008 and 2007, there were no adjustments to net income to arrive at comprehensive income.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations— a replacement of FASB Statement No. 141 (“SFAS 141R”).  SFAS 141R replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R).  In addition, SFAS 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer.  SFAS 141R amends SFAS 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The Company will apply SFAS 141R to business combinations consummated on or after January 1, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset.  Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements.  The Company is required to apply the new guidance to intangible assets acquired after December 31, 2008.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157 for non-financial assets and liabilities.  FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary.  SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on the financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share.  The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  The adoption of this new guidance on January 1, 2009 should not have an effect on the Company’s reported earnings per share.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)).  To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares.  EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Reverse Acquisition

On October 14, 2008, the Company, then known as Las Palmas Mobile Estates (LPME), closed a share exchange agreement with AFT.  On that date, LPME had 33,000,000 shares outstanding; the Company cancelled 21,750,000 shares and issued an additional 28,750,000 shares to existing AFT shareholders in exchange for 100% of AFT’s outstanding shares.  Since this transaction resulted in the existing shareholders of AFT acquiring control of LPME, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of LPME (a reverse acquisition with AFT as the accounting acquirer).  Accordingly, AFT’s net assets are included in the consolidated balance sheet at their historical values.  LPME also changed its name to Energy Composites Corporation.

In August 2008, prior to the closing of the share exchange agreement, LPME began to seek capital funding for the planned, new combined entity.  The initial plan was to sell stock through a private placement offering; however, the acquisition was delayed for administrative reasons, and therefore, the funding was changed to a convertible debt instrument instead of a stock issuance.  Prior to the issuance of this convertible debt, LPME had no assets.  Prior to the closing of the share exchange agreement on October 14, 2008, LPME had already raised $4,720,000 from the issuance of convertible debt, which included warrants and a beneficial conversion feature (see additional details at Note 8).  A portion of these funds was advanced to AFT as a working capital loan prior to the closing of the share exchange agreement.  During the third quarter 2008, prior to the closing the reverse acquisition, LPME incurred a $230,009 cumulative loss consisting primarily of $202,960 of interest expense from the accretion of the convertible debt discounts (see Note 8).  These results were disclosed in the LPME September 30, 2008 Form 10-Q filing.  As part of the reverse acquisition consummated on October 14, 2008, the following net tangible assets and liabilities were transferred into the AFT financial statements as additional paid in capital:

Cash	$2,911,682
Intercompany advances to AFT	1,826,378
Miscellaneous accrued expenses (primarily accrued
interest on the convertible debt)	(45,109)
Convertible debt, net of remaining unamortized value assigned
to warrants and beneficial conversion feature	(202,960)
Deferred taxes established in connection with debt
beneficial conversion feature	(697,000)
Net assets transferred	$3,792,991

The deferred taxes are a result of the timing difference created by the beneficial conversion feature.  All costs associated with the reverse acquisition have been expensed, since LPME had no cash assets prior to the convertible debt issuance which was only done in contemplation of closing the reverse acquisition with AFT.

Note 3.  Consolidation of Variable Interest Entities

FASB Interpretation No. 46R (“FIN 46R” )provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statement.

In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary of the VIE.  Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.  FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The Company has determined that M&W and FPF were VIEs until December 31, 2008 and that the Company was the primary beneficiary of such VIEs, as defined by FIN 46R.  M&W owned the manufacturing facility which was leased to the Company and FPF is a wholesale distributor of fiberglass pipe fittings to the Company and other third-party companies.  The sole stockholder of AFT, now the majority shareholder of the Company, is the 100% owner of these companies which resulted in AFT holding a significant influence over their continuing operations.  Although AFT holds no legal ownership in the VIEs, as a result of AFT guaranteeing the debt of M&W and FPF until December 31, 2008, this would suggest the VIEs cannot support and finance their operations on their own, and AFT would likely absorb any expected future losses.  As such, the Company has concluded that AFT is required to consolidate the VIEs.  As of December 31, 2008, the Company has not funded any losses of the VIEs.

As of and for the years ended December 31, 2008 and 2007, the statements of operations and cash flows, and the related footnotes of the Company have been presented on a consolidated basis to include its variable interests in M&W and FPF.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s consolidated balance sheet at December 31, 2008 does not include the assets and liabilities of M&W and FPF.  The Company purchased the manufacturing facility from M&W on December 31, 2008, the sole stockholder of FPF contributed an additional $200,000 of capital to FPF on December 31, 2008 in support of their operations, and all prior guarantees of M&W and FPF debt by the Company had been released by lender of M&W and FPF.  Therefore, the Company was no longer considered the primary beneficiary of either VIE after December 30, 2008. The effect of the VIEs consolidation on the Company’s consolidated balance sheet at December 31, 2007, was an increase in the Company’s assets and liabilities of $3,680,009 and $3,535,294, respectively.  The liabilities of the VIEs consolidated by the Company in 2007 did not represent additional claims on the Company’s general assets; rather, they represented claims against the specific assets of the VIEs.

For the year ended December 31, 2008, the revenue of the VIEs represented $610,068 or 6.6% of the consolidated revenue of the Company.  For the year ended December 31, 2007, the revenue of the VIEs represented only $168,836 or 2.6% of the consolidated revenue of the Company.  Through consolidation, the Company recognizes all net losses of the VIEs in excess of the equity in those VIEs which currently is none.  The Company recognizes net earnings of the VIEs only to the extent it is recovering losses previously recognized with respect to the VIEs.  Earnings of the VIEs in excess of the Company’s previously recognized losses with respect to that VIE are eliminated from the Company’s earnings and are attributed to the respective equity owner of the VIEs by recording such earnings as non-controlling interest in variable interest entities on the Company’s consolidated financial statements.  During the years ended December 31, 2008 and 2007, the VIEs experienced a combined net income of $149,445 and $168,195, respectively, which accordingly, resulted in a non-controlling interest charge on the Company’s statement of operations.

As previously stated, as of December 31, 2008, the Company is no longer considered the primary beneficiary of these two variable interest entities and, therefore, will no longer be consolidated in the Company’s financial statements for all future periods unless new circumstances arise.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Inventories, Net

Inventories consist of the following:
	December 31,
	2008	2007
Raw materials	$440,741	$326,839
Work in progress	913,174	248,527
Finished goods	-	289,332
Total	$1,353,915	$864,698

Note 5.  Property and Equipment, Net

Property and equipment are as follows:
	December 31,
	2008	2007
Land	$74,023	$41,265
Buildings and improvements	3,590,267	3,523,265
Machinery and equipment	2,125,177	1,256,202
Vehicles and trailers	381,212	229,995
Computer equipment	173,926	127,727
Furniture and office equipment	104,813	89,896
	6,449,418	5,268,350
Less accumulated depreciation	(766,961)	(450,494)
Net property and equipment	$5,682,457	$4,817,856

Depreciation expense was $332,879 and $134,244 for the years ended December 31, 2008 and 2007, respectively.

The cost and accumulated amortization of equipment under capital lease as of December 31, 2008 was $21,075 and $2,459, respectively. The cost and accumulated amortization of equipment under capital lease as of December 31, 2007 was $21,075 and $351, respectively.

Note 6.  Intangible Assets

Intangible assets are as follows:
	December 31,
	2008	2007
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	66,017	55,397
	145,451	134,831
Less accumulated amortization	(75,636)	(57,434)
Net intangible assets	$69,815	$77,397

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $18,202 and $15,821 for the years ended December 31, 2008 and 2007, respectively.  Estimated amortization expense for the next five years is as follows:

2009	$10,545
2010	8,784
2011	7,604
2012	5,396
2013	4,872
2014 and thereafter	32,614
Total	$69,815

Note 7.  Financing Arrangements

Lines of Credit - Bank

The Company utilizes lines of credit to fund current operations.  The lines typically extend one year and are automatically renewed on an annual basis.  Lines of credit outstanding are as follows:

	December 31,
	2008	2007
AFT has a revolving line of credit with Nekoosa Port Edwards State Bank (NPESB) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at December 31, 2008 and matures in December 2009. The line is secured by all business assets of AFT, an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.	$-	$105,000

AFT had a revolving line of credit with the same bank noted above that provided for maximum borrowings of $430,000 and carried interest at a fixed rate of 8.25%. The line was secured by all business assets of AFT, an assignment of life insurance on the officer/stockholder, a mortgage on M&W, and an unlimited guaranty by FPF and its stockholder. The note was refinanced as a long-term note on October 28, 2008.	-	70,500

FPF had a revolving line of credit with the same bank noted above that provided for maximum borrowings of $125,000, carried interest at a fixed rate of 8.25% at December 31, 2007 and was paid off March 28, 2008.	-	48,878

Total lines of credit – bank	$-	$224,378

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Notes Payable

AFT uses short-term notes payable from NPESB to fund bulk purchases of inventory and large jobs in addition to utilizing their lines of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all the business assets of each respective company.  AFT guaranteed FPF notes until December 31, 2008 at which time AFT received a release of all guarantees of FPF notes from NPESB.  As of December 31, 2008, FPF is no longer being consolidated as a variable interest entity.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  Short-term notes payable are as follows:

	December 31,
	2008	2007
AFT	$1,000,000	$120,000
FPF	N/A	380,000
Total	$1,000,000	$500,000

Weighted average interest rate	7.45%	8.25%

Long-Term Debt Obligations

Long-term debt obligations are as follows:
	December 31,
AFT debt	2008	2007
US Bank - a term loan secured by a vehicle, interest rate of 6.59%, due August 2009, monthly payments of $406 and was settled on June 4, 2008	$-	$4,652

NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	17,302	27,429

NPESB – a term loan secured by all general business assets of AFT and unlimited continuing guarantee of ECC; interest rate of 6.75%, due on demand, monthly payments of $898	51,808	58,516

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payments of $7,266	412,391	473,515

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	406,761	401,203

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payments of $4,499	439,545	484,221

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
AFT debt – continued	2008	2007

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payments of $657	13,451	20,027

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and AFT guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $27,240 at December 31, 2008, the loan balloons in August 2014; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	47,760	44,100

NPESB – an industrial revenue bond term loan, secured by real estate, ECC and AFT guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,766; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008. Also, the Company is required to maintain a $4,000,000 key man life insurance policy upon the life of Jamie Mancl, ECC’s President.	2,879,672	2,965,343

M&W LLC (related party) – an unsecured term loan, variable interest rate 4.775% at December 31, 2008, due December 2015, quarterly payment of $24,493 beginning March 2009	1,045,328	-

NPESB – a term loan secured by all general business assets of AFT and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405 beginning February 2009	430,000	-

Convertible notes payable ($2,495,000 face value) – see Note 8	246,851	-
	5,990,869	4,479,006

Less current portion of long-term obligations	(503,576)	(337,533)

Total long-term debt obligations, net of current portion	$5,487,293	$4,141,473

Maturities of long-term debt obligations are as follows:

2009	$503,576
2010	489,195
2011	2,998,379
2012	631,588
2013	337,056
Thereafter	3,279,224
$8,239,018

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the Company was not in compliance with various restrictive financial covenants contained in the industrial revenue bonds.  The tangible net worth covenant requires the Company to maintain at least $600,000 in net worth.  The debt service coverage ratio covenant requires the Company to maintain at least 1.25 coverage.  The indebtedness to tangible net worth ratio requires the Company to maintain a ratio of less than 3.5 to 1.0.  The Company, prior to December 31, 2008, received a waiver letter on the covenant defaults from the lenders. These violated covenants are waived through December 30, 2009.

Note 8.  Convertible Notes Payable

In August 2008, LPME began a private placement offering of Units, each Unit consisting of (i) a 3-year, 6% convertible debenture with a conversion price of $2.50 (the “Conversion Price”) per share (subject to adjustment for stock splits and stock dividends) (the “Debentures”), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”).  This placement offering was in anticipation of the pending AFT reverse acquisition, which became effective on October 14, 2008.

Interest on the Debentures is payable in cash or in shares of the Company’s common stock at $2.50 per share, in twelve quarterly installments starting on January 1, 2009 and each quarterly period thereafter until the principal amount and all accrued and unpaid interest shall have been paid in full on the maturity date.  The Maturity Date for each Debenture is three years after the issue date.

The Debentures are subject to prepayment at the option of the Company in whole or in part after the one year anniversary of the date of each Debenture but prior to the Maturity Date at any time and from time to time without penalty or premium so long as all of the following conditions have been met: (i) the Company’s common stock has traded above the Conversion Price for at least 20 consecutive trading days immediately preceding the Prepayment Notice; (ii) the average trading volume shall be at least 100,000 shares per day during such 20 consecutive trading day period; and (iii) the shares of common stock issuable upon conversion of the Debentures shall be eligible for resale pursuant to Rule 144 under the Securities Act of 1933.  The Debentures are also convertible into shares of the Company’s common stock at the option of the Company provided that all of the conditions required for prepayment of the Debentures have been met.

Each Warrant is immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or dividend of the Company’s common stock.  No warrants were exercised during 2008.

The private placement was closed on December 14, 2008. Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2, The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19.

The issued Warrants were deemed to have a relative fair market value of $4,068,422 which was recorded as a discount to the face value of the Debentures and as a credit to Additional Paid-In Capital and will be accreted to interest expense over the 3-year term using the effective interest method.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrants.  The following assumptions were used to estimate the fair market value of the Warrants: risk free interest rate of 2.83%; expected life of 3 years; no expected dividends; and volatility of 171%.  The expected life of the Warrants was determined to be the full-term of the Warrants because the Company has no previous history with warrant exercises.  The risk-free interest rate is based on the Federal Reserve Board’s constant maturities of U.S. Treasury bond obligations with terms comparable to the expected life of the Warrants.  The Company’s volatility is based on the historical volatility of the Company’s stock blended with the historical stock volatility of a public company peer group.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The application of the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue 98-5 to Certain Convertible Instruments resulted in the proceeds of the Debentures being allocated based on the relative fair value of the Debentures and Warrants as of the commitment date.  The Company then calculated the intrinsic value of the beneficial conversion feature embedded in the Debentures and because the intrinsic value of the beneficial conversion feature exceeded the fair value allocated to the Debentures, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the Debentures.  Accordingly, the beneficial conversion feature was calculated to be $2,301,578 and was recorded as an additional discount on the Debentures and a credit to Additional Paid-In Capital of $1,412,578 and a credit of $889,000 to deferred income tax liability.  Following the guidance of Issue 6 in EITF 00-27, the Company is accreting the beneficial conversion feature to interest expense over the 3-year term of the debt using the effective interest method.

The following table summarizes the convertible note balance as of December 31, 2008:
	Pre-Acquisition	Post-Acquisition	Total

Gross proceeds received	$4,720,000	$1,650,000	$6,370,000

Less value assigned to:
Warrants	(2,898,340)	(1,170,082)	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,124,660)	(287,918)	(1,412,578)
Deferred income tax liability	(697,000)	(192,000)	(889,000)
Sub-total of assigned values	(4,720,000)	(1,650,000)	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature	202,960	3,918,891	4,121,851

Less: conversion of debt to common stock	-	(3,875,000)	(3,875,000)

Balance at December 31, 2008 (face value of $2,495,000)	$202,960	$43,891	$246,851

All outstanding convertible debentures at December 31, 2008 mature at various dates in 2011.  The $2,495,000 of maturities related to these debentures are included in the long-term debt maturities table found in Note 7.

The effective interest rate for 2008 was 72%.  The rate is considerably higher than the stated rate of 6% due to the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 9.  Stockholders’ Equity

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

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective with the execution of the Share Exchange Agreement on October 14, 2008, the amended and restated Articles of Incorporation authorize capital stock consisting of 100,000,000 common shares and 10,000,000 preferred shares.  The par value of each of these classes of stock is $0.001 per share.

Note 10.  Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Tax, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109. Deferred tax assets and liabilities represent the future tax consequences of the differences between financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities.  Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The impact of tax rate changes on deferred tax assets and liabilities is recognized in the year the change is enacted.

Effective January 1, 2008, the Company terminated its S-Corporation election and has been operating as a C-Corporation which is subject to income and deferred taxes on taxable income and losses. As a result of the tax status conversion, an initial $110,000 of net deferred tax liabilities were recorded as income tax expense during the year ended December 31, 2008.  Prior to January 1, 2008, no provision was made for income taxes in 2007 because the income was included in the personal tax returns of the Company’s shareholders.

The income tax provision consisted of the following for the year ended December 31:

	2008	2007
Currently payable (refundable)	$-	$-
Deferred tax benefit	(2,325,000)	-
	(2,325,000)	-
Establishment of the net deferred tax liabilities as of January 1, 2008 due to change in tax status	110,000	-
Total income tax benefit	$(2,215,000)	$-

The Company recorded a tax benefit relating to the loss incurred for the year ended December 31, 2008.  The Company assessed the realizability of its year-end deferred tax assets pursuant to SFAS No. 109 and determined it is more likely than not that the full amount of the recorded deferred tax assets will be realized based on the Company’s previous history of operating profits.  Therefore, a valuation allowance was not recorded at December 31, 2008.

The reconciliation of the tax benefit computed at the statutory rate to the effective tax rate is as follows for the years ended December 31:

	2008	2007
Statutory U.S. federal income tax rate	34.0%	-%
State and local income taxes, net of federal income tax benefit	6.0	-
Non-deductible merger expenses	(3.3)	-
Establishment of deferred tax liability due to tax status change	(1.7)	-
Effective income tax rate	35.0%	-%

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
Deferred tax assets:
Accounts receivable allowance	$43,000	$-
Accruals and reserves	25,000	-
Fixed assets	485,000	-
Fair value of warrants	1,001,000	-
Net operating loss carryforwards	728,000	-
Total deferred tax assets	2,282,000	-

Deferred tax liabilities:
Accumulated depreciation	(105,000)	-
Beneficial conversion feature	(322,000)	-
Total deferred tax liabilities	(427,000)	-

Net deferred tax asset	$1,855,000	$-

Deferred tax components included in the Company’s balance sheet at December 31 are as follows:

	2008	2007
Current deferred tax asset	$68,000	$-
Long-term deferred tax asset	1,787,000	-
Net deferred tax asset	$1,855,000	$-

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $1,800,000 expiring in 2028.

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (“FIN 48”), on January 1, 2008.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has concluded that there are no significant unrecognized tax benefits.  The Company’s evaluation was performed for the tax year ended December 31, 2008, the tax year that remains subject to examination by major tax jurisdictions as of December 31, 2008.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.  In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

Note 11.  Employee Benefit Plans

The Company provides a discretionary profit-sharing bonus plan for its employees, whereby the Company may contribute a designated percent, annually, out of earnings and profits.  Profit sharing plan expense was $0 and $9,136 for the years ended December 31, 2008 and 2007, respectively.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Related Party Transactions

Manufacturing and Office Facility Lease and Purchase

The Company leased its manufacturing facility at Commerce Drive, Wisconsin Rapids, Wisconsin with M&W which was considered a variable interest entity of the Company until December 30, 2008.  On December 31, 2008, the Company purchased the facility from M&W.  Total lease payments to M&W for the years ended December 31, 2008 and 2007 were $420,000 and $178,000, respectively.

On December 31, 2008, the Company exercised its option to purchase the manufacturing facility it was leasing from M&W for a purchase price of $4,500,000.  The purchase price for the facility was paid in the form of: (i) an assumption of the industrial revenue bond (“IRB Debt”) and promissory note related to the building and land; (ii) cash at closing in the amount of $500,000; and (iii) the balance ($1,045,328) in the form of a promissory note bearing a fixed rate of interest that was set at the twelve-month LIBOR rate as of December 31, 2008 (2.025%) plus 2.75%, payable in quarterly installments of principal and interest of $24,493 amortized over not more than 15 years with the unpaid principal balance due not later than December 15, 2015.  The IRB Debt consisted of all obligations of M&W under the bond agreement and all obligations of M&W under that certain Promissory Note dated February 28, 2007 in the principal amount of $75,000 issued to the City of Wisconsin Rapids.  As of December 31, 2008, the amount of the assumed debt of the industrial revenue bond was $2,879,672.

This transaction was accounted for as an asset purchase between two commonly controlled entities.  In accordance with SFAS No. 141, Business Combinations (Appendix D, paragraphs D11-D13), when accounting for a transfer of assets between entities under common control, the entity that receives the net assets shall initially recognize the assets transferred at the carrying amounts on the date of transfer.  Any difference in the amount paid versus the historical cost of the assets transferred should be treated as an adjustment to equity.  As of the purchase date on December 31, 2008, the historical cost of the transferred assets on M&W’s books totaled $3,177,366.  The purchase price of $4,500,000 resulted in an excess purchase price of $1,322,634 over the historical cost of the transferred assets.  After establishing a deferred tax asset of $529,000 for the difference in basis between book and tax, the net adjustment to equity totaled $793,634.

Other Related Party Transactions

AFT purchased fiberglass pipe fittings from FPF totaling $150,605 and $143,448 for the years ended December 31, 2008 and 2007, respectively.

Note 13.  Commitments and Contingencies

Operating Leases

The Company leases office space in Hastings, Michigan for its Field Services Division.  This lease was established on March 1, 2008 for a one year term.  Monthly lease payments are $925.

Various other operating leases expiring through March 2013 were entered into for equipment, vehicles, and temporary lodging during the year ended December 31, 2008.  The monthly payment for all operating leases totals $4,521.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum operating lease payments for all leases for the years ending December 31 are as follows:

2009	$37,448
2010	35,598
2011	21,080
2012	17,572
2013	4,017
Thereafter	-
$115,715

Legal Proceedings

The company is subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, in the opinion of management, the resolution of such matters will not have a material effect on the Company’s financial position, results of operations, or cash flow.

Note 14.  Sales and Cost of Sales

The following information summarizes the net sales and related cost of sales/services for the Company’s product and service offerings.  The Company does not consider the product sales and service components of their business to be reportable operating segments as discrete financial information is not available nor is the financial results of each component separately evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	Year Ended December 31, 2008
	Products & Components	Service & Installation	Total
Net sales	$5,860,421	$3,425,123	$9,285,544
Cost of sales	5,058,983	2,609,849	7,668,832
Gross profit	$801,438	$815,274	$1,616,712

Note 15.  Earnings Per Share

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”).  SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	2008	2007
Basic earnings (loss) per share calculation:

Net income (loss) to common shareholders	$(4,112,330)	$43,024

Weighted average of common shares outstanding	28,903,102	24,000,000

Basic net earnings (loss) per share	$(0.14)	$-

Diluted earnings (loss) per share calculation:

Net income (loss) to common shareholders	$(4,112,330)	$43,024

Basic weighted average of common shares outstanding	28,903,102	24,000,000
Convertible debentures (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	28,903,102	24,000,000

Diluted net income (loss) per share	$(0.14)	$-

(1)
At December 31, 2008, there were outstanding convertible debentures equivalent to 998,000 common shares.  The convertible debentures are anti-dilutive at December 31, 2008 and therefore have been excluded from diluted earnings per share.

(2)
At December 31, 2008, there were outstanding warrants equivalent to 2,548,000 common shares.  The warrants expire 3 years from their 2008 date of issuance and have an exercise price of $5.00 per share.  The warrants are anti-dilutive for the year-ended December 31, 2008 and therefore have been excluded from diluted earnings per share.

Note 16.  Subsequent events

Financing Transactions

On March 13, 2009, the Company executed an amendment to the credit agreement for the three industrial revenue bonds held by Nekoosa Port Edwards State Bank.  The amendment to the credit agreement includes the redefinition of the covenants attached to the bonds.  Under the terms of the amended credit agreement, the covenants apply to the Company and its subsidiary AFT on a consolidated basis.  The covenants require the consolidated Company to maintain (a) Debt Service Coverage Ratio of not less than 1.25 to 1, (b) Debt to Equity Ratio of not more than 3.5 to 1, (c) Equity level of not less than $600,000.  The next measurement date of these covenants will be December 31, 2009.

Convertible Debt Transactions

As of March 16, 2009, holders of an additional $1,025,000 of convertible debentures have converted to common stock of the Company.  The common shares issued by the Company for principal and interest upon conversion of these debentures totaled 417,200 shares.

Item 9.            Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 23, 2008, we dismissed Kyle L. Tingle, CPA, LLC (“Tingle”) as our independent registered public accounting firm, effective immediately.

Tingle’s audit reports on our financial statements as of and for the years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except a separate paragraph stating:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In connection with Tingle’s audits for the years ended December 31, 2007 and 2006, there have been no disagreements with Tingle on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Tingle’s satisfaction, would have caused Tingle to make reference in connection with their opinion to the subject matter of the disagreement, or “reportable events” as defined in Regulation S-K, Item 304(a)(1)(v).

On October 23, 2008, we engaged Carver Moquist & O’Connor, LLC (“Carver Moquist”) as our new independent registered public accountants to audit our financial statements for the year ending December 31, 2008.  During the two most recent years and through the date hereof, we have not consulted with Carver Moquist regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Carver Moquist concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K or the related instructions thereto) or a reportable event.

Item 9A.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Principal Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2008.

On October 14, 2008, we acquired AFT through a reverse acquisition.  We excluded AFT from our evaluation of internal control over financial reporting.  Due to the significance of this acquisition to our Company as a whole and the limited amount of time available to us, we did not have enough resources to assess the internal controls of AFT for this annual report.  We will evaluate and report on our internal controls over financial reporting, including AFT, in fiscal 2009.

Changes in Internal Control over Financial Reporting

Other than the new processes and procedures associated with the reverse acquisition of AFT, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by

Exchange Act Rules 13a-15(d) and 15d-15(d) conducted as of the end of the period covered by this annual report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Respectfully,
Samuel W. Fairchild, Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Keuntjes, Vice President - Finance (Chief Financial and Accounting Officer)

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The information required is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2008, and is incorporated herein by reference.

Item 11.         Executive Compensation.

The information required is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2008, and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

The information required is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2008, and is incorporated herein by reference.

Item 14.         Principal Accountant Fees and Services.

The information required is incorporated herein by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2008, and is incorporated herein by reference.

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009
16.1	Letter from Kyle L. Tingle to Securities and Exchange Commission dated October 23, 2008 (7)
21	List of subsidiaries
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
31.2	Rule 13a-14(a) Certification of Jeffrey S. Keuntjes
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffrey S. Keuntjes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated October 23, 2008, filed October 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: March 31, 2009	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel W. Fairchild	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009
Samuel W. Fairchild

/s/ Jeffrey S. Keuntjes	Vice President-Finance (Principal Financial and Accounting Officer	March 31, 2009
Jeffrey S. Keuntjes

/s/ Jamie Lee Mancl	President and Director	March 31, 2009
Jamie Lee Mancl

/s/ Jennifer Lynn Mancl	Vice President and Director	March 31, 2009
Jennifer Lynn Mancl

/s/ Daniel P. Wergin	Director	March 28, 2009
Daniel P. Wergin

/s/ Thomas J. Klismith	Director	March 30, 2009
Thomas J. Klismith