Form 10-Q
period 2009-03-31
ENERGY COMPOSITES Corp
filed 2009-05-15
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-28867
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  42,070,585 shares as of April 30, 2009

ENERGY COMPOSITES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2009

ENERGY COMPOSITES CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$2,884,096	$2,985,289
Accounts receivable, net of allowance for doubtful
accounts of $108,000 in 2009 and 2008	1,692,971	2,556,945
Inventories, net	1,073,439	1,353,915
Deferred income taxes	92,000	68,000
Other current assets	73,777	107,423

Total current assets	5,816,283	7,071,572

Property and equipment, net	5,669,787	5,682,457

Other assets:
Deferred income taxes	2,387,000	1,787,000
Intangible assets, net	66,583	69,815

Total other assets, net	2,453,583	1,856,815

Total assets	$13,939,653	$14,610,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$527,908	$503,576
Short-term notes payable	1,200,000	1,000,000
Accounts payable	724,547	1,421,423
Accounts payable - related party	157,488	89,372
Accrued expenses	148,245	162,136
Accrued payroll and payroll taxes	360,801	324,339
Customer deposits	53,026	431,775

Total current liabilities	3,172,015	3,932,621

Long-term debt obligations, net of current portion	5,395,510	5,487,293

Stockholders’ equity :
Common stock - $.001 par value; 100,000,000 shares
authorized, 42,028,901 and 41,579,157 shares issued
and outstanding, respectively	42,029	41,579
Additional paid-in capital	10,170,331	8,998,941
Accumulated deficit	(4,840,232)	(3,849,590)

Total stockholders’ equity	5,372,128	5,190,930

Total liabilities and stockholders’ equity	$13,939,653	$14,610,844

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the Three Months Ended March 31,
	2009	2008

Revenue	$2,412,669	$1,809,117

Cost of goods sold	1,968,202	1,440,217

Gross profit	444,467	368,900

Selling, general and administrative expenses	892,316	452,589

Income (loss) from operations	(447,849)	(83,689)

Other income (expense):
Interest expense	(1,174,538)	(81,838)
Interest income	7,745	-

Total other income (expense)	(1,166,793)	(81,838)

Loss before provision for income taxes	(1,614,642)	(165,527)

Income tax provision (benefit)	(624,000)	28,000

Net loss	(990,642)	(193,527)

Less: net income attributable to non-controlling interest in variable interest entities	-	(52,955)

Net loss attributable to Energy Composites Corporation	$(990,642)	$(246,482)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	41,931,223	24,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited) For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(990,642)	$(246,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest in variable interest entities	-	52,955
Depreciation and amortization	103,765	81,200
Gain on sale of other assets	(150)	-
Amortization of debt discount for imputed interest	948	915
Amortization of discount for warrants and beneficial conversion feature on convertible debt	1,049,213	-
Stock issued for interest payments	36,840	-
Stock issued for compensation	110,000	-
Deferred income taxes	(624,000)	28,000
Changes in operating assets and liabilities:
Accounts receivable, net	863,974	(16,088)
Inventories, net	280,476	(4,487)
Other current assets	33,646	(6,943)
Accounts payable	(696,876)	(99,551)
Accounts payable - related party	68,116	-
Accrued expenses	(13,891)	30,375
Accrued payroll and payroll taxes	36,462	84,869
Customer deposits	(378,749)	4,217
Net cash used in operating activities	(120,868)	(91,020)

Cash flows from investing activities:
Purchase of property and equipment	(75,130)	(112,055)
Proceeds from sale of property and equipment	150	-
Net cash used in investing activities	(74,980)	(112,055)

Cash flows from financing activities:
Increase (decrease) in bank overdraft payable	-	(168,087)
Net borrowings from lines of credit - bank	-	(27,691)
Financing costs for long-term debt	(3,320)	-
Net borrowings from short-term notes payable	200,000	506,063
Proceeds from long-term debt	-	-
Payments on long-term debt	(102,025)	(70,642)
Capital distributions by variable interest entities	-	(10,000)
Net cash provided by financing activities	94,655	229,643

Net increase (decrease) in cash and cash equivalents	(101,193)	26,568

Cash and cash equivalents:
Beginning of period	2,985,289	30,739

End of period	$2,884,096	$57,307

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by Energy Composites Corporation (formerly Las Palmas Mobile Estates) (“Company”) (“ECC”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, it does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the December 31, 2008 audited consolidated financial statements and notes included in the Company’s Form 10-K filed on March 31, 2009.

Note 2.  Nature of Business and Significant Accounting Policies

Nature of Business

The Company was organized October 29, 1992 under the laws of the State of Nevada.  The Company had not started its planned principal operations until October 14, 2008, and, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, was considered a Development Stage Enterprise.  On June 27, 2008, Las Palmas Mobile Estates entered into a Share Exchange Agreement whereby it agreed to issue 28,750,000 shares of its common stock to acquire all of the outstanding shared of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).

As part of the Share Exchange Agreement, prior to the closing of the transaction on October 14, 2008, 4,750,000 restricted common shares were issued to a consultant for services provided in connection with this transaction, which were valued at $420,000.  These 4,750,000 shares were part of the 28,750,000 shares described above.  Upon completion of the transaction on October 14, 2008, AFT became a wholly-owned subsidiary of the Company.  Since this transaction resulted in the existing shareholders of AFT acquiring control of Energy Composites Corporation, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with AFT as the accounting acquirer).  Accordingly, AFT’s net assets are included in the consolidated balance sheet at their historical value.  The operations of AFT were the only continuing operations of the Company.

The accompanying financial statements as of March 31, 2009 and 2008 and for the three months then ended, present the historical financial information of AFT.  The  outstanding  common  shares of AFT at March  31,  2008 have  been  restated  to  reflect  the  shares  issued  upon reorganization.

The Company is a manufacturer, installer and marketer of fiberglass products which are sold throughout the United States, but primarily in the Midwest.  The Company has a service division that provides installation and repair of various piping projects.  The Company serves the paper, petro-chemical, water, waste-water, bio-fuel and power industries.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary AFT, after elimination of all intercompany accounts, transactions, and profits.

The Company also consolidates its financial results in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, or FIN 46R, which requires a company to consolidate entities determined to be variable interest entities (VIEs), for which the Company is deemed to be the VIE’s primary beneficiary.  See the accounting policy on “Variable Interest Entities” for further information.

Variable Interest Entities

Until December 31, 2008, the Company was considered the primary beneficiary of the following entities:

M&W Fiberglass, LLC (“M&W”) was a lessor of real estate to AFT and was wholly owned by the initial stockholder of AFT, now the majority shareholder of the Company.  As of August 2007, M&W began leasing a newly constructed manufacturing and office facility (73,000 square feet) at Commerce Drive, Wisconsin Rapids, Wisconsin to the Company at $30,000 per month from August 1, 2007 to December 31, 2007 and $35,000 per month starting January 1, 2008.  On December 31, 2008, the Company exercised an option to purchase the manufacturing facility from M&W for $4,500,000, assumed all of M&W’s debt related to the property and all M&W debt guarantees by the Company have been released by the lender.  Therefore, the Company was no longer considered the primary beneficiary of M&W after December 30, 2008.

Fiberglass Piping & Fitting Company (“FPF”) is a wholesale distributor of fiberglass piping and was wholly owned by the initial stockholder of AFT, now the majority shareholder of the Company.  FPF started operations as a newly formed S-corporation on September 16, 2006 and had limited operations during 2006 and 2007.  Prior to December 31, 2008, all FPF financing was secured by the unlimited guarantee of the Company.  As of December 31, 2008, FPF became financially independent of the Company by the sole FPF stockholder contributing $200,000 of additional capital to FPF and all FPF debt guarantees by the Company have been released by the lender.  Therefore, the Company was no longer considered the primary beneficiary of FPF after December 30, 2008.

For the three months ended March 31, 2008, the statements of operations and cash flows have been presented on a consolidated basis to include the variable interests in M&W and FPF.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s consolidated balance sheets at March 31, 2009 and December 31, 2008 and the statements of operations and cash flows for the three months ended March 31, 2009 do not include the activities of M&W and FPF.

For the three months ended March 31, 2008, the revenue of the VIEs represented $186,103 or 10.3% of the consolidated revenue of the Company.  Through consolidation, the Company recognizes all net losses of the VIEs in excess of the equity in those VIEs which currently is none.  The Company recognizes net earnings of the VIEs only to the extent it is recovering losses previously recognized with respect to the VIEs.  Earnings of the VIEs in excess of the Company’s previously recognized losses with respect to that VIE are eliminated from the Company’s earnings and are attributed to the respective equity owner of the VIEs by recording such earnings as non-controlling interest in variable interest entities on the Company’s consolidated financial statements.  During the three months ended March 31, 2008, the VIEs experienced a combined net income of $52,955 which accordingly resulted in a non-controlling charge on the Company’s statements of operations.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Major Customers

Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required.  The following is a schedule of significant sales to customers for the three months ended March 31, 2009 and 2008 and significant customer accounts receivable balances at March 31, 2009 and 2008:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2009	2008	2009	2008
1	60.3%	59.4%	49.2%	30.6%
2	11.8	6.5	2.1	0.5
3	10.6	4.9	-	7.2
	82.7%	70.8%	51.3%	38.3%

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

Segment Reporting

Through March 31, 2009, the Company provided products and services through one reportable operating segment, Industrial Tank and Piping.

Recent Accounting Pronouncements

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly.  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly.  The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value.  This FSP is effective prospectively beginning April 1, 2009.  The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial conditions.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting.  In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  These additional disclosures will be required beginning with the quarter ending June 30, 2009.  The Company is currently evaluating the requirement of these additional disclosures.

Note 3.  Inventories, Net

Inventories consist of the following:
	March 31, 2009	December 31, 2008
Raw materials	$333,981	$440,741
Work in progress	739,458	913,174
Finished goods	-	-
Total	$1,073,439	$1,353,915

Note 4.  Property and Equipment, Net

Property and equipment are as follows:
	March 31, 2009	December 31, 2008
Land and improvements	$82,572	$74,023
Buildings and improvements	3,581,717	3,590,267
Machinery and equipment	2,196,219	2,125,177
Vehicles and trailers	390,625	381,212
Computer equipment	178,014	173,926
Furniture and office equipment	104,813	104,813
	6,533,960	6,449,418
Less accumulated depreciation	(864,173)	(766,961)
Net property and equipment	$5,669,787	$5,682,457

Depreciation expense was $97,212 and $78,115 for the three months ended March 31, 2009 and 2008, respectively.

The cost and accumulated amortization of equipment and vehicles under capital lease as of March 31, 2009 was $30,487 and $3,378, respectively. The cost and accumulated amortization of equipment under capital lease as of December 31, 2008 was $21,075 and $2,459, respectively.

Note 5.  Intangible Assets

Intangible assets are as follows:
	March 31, 2009	December 31, 2008
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	66,017
	148,772	145,451
Less accumulated amortization	(82,189)	(75,636)
Net intangible assets	$66,583	$69,815

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense was $6,553 and $3,086 for the three months ended March 31, 2009 and 2008, respectively.  Estimated amortization expense for the next five years is as follows:
2009 - remaining	$7,746
2010	8,567
2011	7,388
2012	5,396
2013	4,872
Thereafter	32,614

Total	$66,583

Note 6.  Financing Arrangements

Line of Credit - Bank

The Company has a zero balance on its line of credit as of March 31, 2009 and December 31, 2008.  The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at March 31, 2009 and matures in December 2009.  The line is secured by all business assets of AFT, an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.

Short-Term Notes Payable

AFT uses short-term notes from NPESB to fund bulk purchases of inventory and large jobs in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  AFT had $1,200,000 and $1,000,000 of outstanding short-term notes payable with weighted average interest rates of 6.75% and 7.45% as of March 31, 2009 and December 31, 2008, respectively.

Long-Term Debt Obligations

Long-term debt obligations are as follows:
	March 31, 2009	December 31, 2008
NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	$14,736	$17,302

NPESB – a term loan secured by all general business assets of AFT and unlimited continuing guarantee of ECC; interest rate of 6.75%, due on demand, monthly payments of $898	49,939	51,808

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payments of $7,266	396,449	412,391

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	390,738	406,761

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2009	December 31, 2008
City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payments of $4,499	428,199	439,545

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payments of $657	11,726	13,451

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and AFT guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $26,292 at March 31, 2009, balloons in August 2014; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	48,708	47,760

NPESB – an industrial revenue bond term loan, secured by real estate, ECC and AFT guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,766; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	2,856,844	2,879,672

M&W LLC (related party) – an unsecured term loan, interest rate of 4.775%, due December 2015, quarterly payment of $24,493 beginning March 2009	1,033,130	1,045,328

NPESB – a term loan secured by all general business assets of AFT and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405 beginning February 2009	413,158	430,000

American Automotive Leasing, a capital lease term loan, secured by a vehicle, interest rate 17.87%, due February 2011, monthly payments of $410	8,727	-

Convertible notes payable ($1,470,000 face value) – see Note 7	271,064	246,851
	5,923,418	5,990,869

Less current portion of long-term obligations	(527,908)	(503,576)

Total long-term debt obligations, net of current portion	$5,395,510	$5,487,293

Maturities of long-term debt obligations are as follows:

2009 - remaining	$404,913
2010	493,363
2011	1,975,262
2012	631,588
2013	337,056
Thereafter	3,280,172

Total	$7,122,354

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the Company was not in compliance with various restrictive financial covenants contained in the industrial revenue bonds. The tangible net worth covenant required AFT to maintain at least $600,000 in net worth.  The debt service coverage ratio covenant required AFT to maintain at least 1.25 coverage.  The indebtedness to tangible net worth ratio required AFT to maintain a ratio of less than 3.5 to 1.  The Company, prior to December 31, 2008, received a waiver letter on the covenant defaults from the lenders. These violated covenants are waived through December 31, 2009.

On March 13, 2009, the Company executed an amendment to the credit agreement for the three industrial revenue bonds held by Nekoosa Port Edwards State Bank.  The amendment to the credit agreement includes the redefinition of the covenants attached to the bonds.  Under the terms of the amended credit agreement, the covenants apply to the Company and its subsidiary AFT on a consolidated basis.  The covenants require the consolidated Company to maintain (a) a Debt Service Coverage Ratio of not less than 1.25 to 1, (b) a Debt to Equity Ratio of not more than 3.5 to 1, and (c) an Equity level of not less than $600,000.  The next measurement date of these covenants will be December 31, 2009.

Note 7.  Convertible Notes Payable

In August 2008, the Company began a private placement offering of Units, each Unit consisting of (i) a 3-year, 6% convertible debenture with a conversion price of $2.50 (the “Conversion Price”) per share (subject to adjustment for stock splits and stock dividends) (the “Debentures”), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Convertible Debenture (the “Warrants”).  This placement offering was in anticipation of the AFT reverse acquisition taking place which became effective on October 14, 2008.

Each Warrant is immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or other issuance of the Company’s Common Stock, or new warrants.  No warrants were exercised nor expired during 2008 or 2009.

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

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the convertible note balance as of March 31, 2009:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less: value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature	4,121,851

Less: conversion of debt to common stock	(3,875,000)

Balance at December 31, 2008	246,851

Plus: accretion of original issue discount from warrants and beneficial conversion feature	1,049,213

Less: conversion of debt to common stock	(1,025,000)

Balance at March 31, 2009	$271,064

All outstanding convertible debentures at March 31, 2009 mature at various dates in 2011.  The $1,470,000 of maturities related to these debentures are included in the long-term debt maturities table found in Note 6.

The effective annual interest rate for the three months ended March 31, 2009 was 71%. The rate is considerably higher than the stated rate of 6% due to the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 8.  Stockholders’ Equity

In conjunction with the private placement of convertible debt, an additional $1,025,000 of debt was converted to common shares of the Company during the three-month period ended March 31, 2009.  424,744 common shares were issued for the debt and related interest on the debt.

During the three-month period ended March 31, 2009, the Company issued 25,000 shares valued at $75,000 for services rendered in the first quarter.  Also, the Company established a compensation plan, payable in arrears, for its board of directors.  Each director will receive a $30,000 restricted stock grant per year of service.  At March 31, 2009, a $35,000 accrual has been recorded to additional paid-in capital for the restricted shares that have been earned by the directors during the quarter.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes

The income tax provision consisted of the following for the three months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Currently payable (refundable)	$-	$-
Deferred tax benefit	(624,000)	(82,000)
	(624,000)	(82,000)
Establishment of the net deferred tax liabilities as of January 1, 2008 due to change in tax status	-	110,000
Total income tax provision (benefit)	$(624,000)	$(28,000)

The Company recorded a tax benefit relating to the loss incurred for the three months ended March 31, 2009 and 2008.  The Company assessed its quarter-end and year-end tax assets pursuant to SFAS No. 109 and determined it is likely the full amount of the recorded deferred tax assets will be realized due to the Company’s previous history of operating profits prior to 2008.  Therefore, a valuation allowance was not recorded against the deferred tax assets at March 31, 2009 or December 31, 2008.

Note 10.  Employee Benefit Plans

In January 2009, the Company began sponsoring a defined contribution savings plan that allows substantially all employees not covered by separate collective bargaining agreements to contribute a portion of their pre-tax and/or after-tax income up to statutory limits.  The plan requires the company to match 50% of the participant’s contributions up to 6% of the participants’ compensation.  The Company’s expense was $12,493 for the three months ended March 31, 2009.

Prior to 2009, the Company sponsored a Simple IRA plan which required the Company to match 100% of the eligible participant’s contributions up to 3% of the participant’s earned income.  The Company’s expense was $10,128 for the three months ended March 31, 2008.

In addition to the plans described, the Company participates in certain customary employee benefits plans, including those which provide health insurance benefits to employees.

Note 11.  Related Party Transactions

Manufacturing and Office Facility Lease and Purchase

The Company leased its manufacturing facility at Commerce Drive, Wisconsin Rapids, Wisconsin with M&W which was considered a variable interest entity of the Company until December 30, 2008.  On December 31, 2008, the Company purchased the facility from M&W and had no lease payments for the three month period ended March 31, 2009.  Total lease payments to M&W for the three months ended March 31, 2008 were $105,000.

Other Related Party Transactions

AFT purchased fiberglass pipe fittings from FPF totaling $88,834 and $23,495 for the three months ended March 31, 2009 and 2008, respectively.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, in the opinion of management, the resolution of such matters will not have a material effect on the Company’s financial position, results of operations, or cash flow.

Note 13.  Sales and Cost of Sales

The following information summarizes the net sales and related cost of sales/services for the Company’s product and service offerings.  The Company does not consider the product sales and service components of their business to be reportable operating segments as discrete financial information is not available nor are the financial results of each component separately evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	Three Months Ended March 31, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$2,230,617	$182,052	$2,412,669
Cost of sales	1,775,822	192,380	1,968,202
Gross Profit	$454,795	$(10,328)	$444,467

	Three Months Ended March 31, 2008
	Products &	Service &
	Components	Installation	Total
Net sales	$1,538,471	$270,646	$1,809,117
Cost of sales	1,196,621	243,596	1,440,217
Gross Profit	$341,850	$27,050	$368,900

Note 14  Earnings (Loss) Per Share

The Company computes earnings per share in accordance with FASB Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”).  SFAS 128 requires companies to compute earnings per share under two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(990,642)	$(246,482)
Weighted average of common shares outstanding	41,931,223	24,000,000
Basic net earnings (loss) per share	$(0.02)	$(0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(990,642)	$(246,482)
Weighted average of common shares outstanding	41,931,223	24,000,000
Convertible debentures (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	41,931,223	24,000,000

Diluted net income (loss) per share	$(0.02)	$(0.01)

(1)
At March 31, 2009, there were outstanding convertible debentures equivalent to 588,000 common shares.  The convertible debentures are anti-dilutive at March 31, 2009 and therefore have been excluded from diluted earnings per share.

(2)
At March 31, 2009, there were outstanding warrants equivalent to 2,548,000 common shares.  The warrants expire 3 years from their 2008 date of issuance and have an exercise price of $5.00 per share. The warrants are anti-dilutive for the three months ended March 31, 2009 and therefore have been excluded from diluted earnings per share.

Note 15.  Supplemental Disclosure of Cash Flow Information

	March 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$103,265	$73,536

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$9,412	$67,673
Debt converted to common stock	$1,025,000	$-

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed March 31, 2009, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

Accounting Policies and Estimates

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on the results that we report in our financial statements.  Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain.  We also have other policies that we consider key accounting policies, such as those for revenue recognition; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

We have identified accounting policies that we consider critical in Note 2 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in this report.  The accounting policies and estimates described in this report should be read in conjunction with Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, which includes a discussion of the policies identified in this report and other significant accounting policies.

Overview

Energy Composites Corporation (formerly Las Palmas Mobile Estates) (“we,” “us,” “our,” or the “Company”) is a manufacturer of composite structures and vessels for a range of clean technology industries.  Based on our research of companies in this sector, we believe we have the Midwest’s largest and most automated manufacturing capabilities with our world-class, automated 73,000 square foot climate-controlled manufacturing facility in Wisconsin Rapids, Wisconsin.

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

Results of Operations

The tables below separate the results of our operating subsidiary, AFT, from the revenues and expenses attributable to M&W and FPF so that appropriate comparisons can be made.  Unless otherwise noted, the discussion refers only to our results (AFT) on a non-consolidated basis.

Revenue	Three months ended March 31,		Increase /	% increase /
	2009	2008	(decrease)	(decrease)
AFT	$2,412,669	$1,623,014	$789,655	48.7%
M&W/FPF, net of eliminations	-	186,103	(186,103)	NA
Total consolidated revenue	$2,412,669	$1,809,117	$603,552	33.4%

Our revenue growth during the first quarter of 2009 was primarily attributable to our successful completion and delivery of an eighteen tank contract with a major chlor-alkali producer.  During the first quarter of 2009, we recorded $878,249 of increased revenue from product sales, $38,076 of increased revenue associated with field services tank work, and decreased revenue of ($126,670) associated with field pipefitting contracts due to the timing of field pipefitting outages, some of which are sensitive to weather conditions.

Cost of goods sold	Three months ended March 31,		Increase /	% increase /
	2009	2008	(decrease)	(decrease)
AFT	$1,968,202	$1,284,666	$683,536	53.2%
M&W/FPF, net of eliminations	-	155,551	(155,551)	NA
Total cost of goods sold	$1,968,202	$1,440,217	$527,985	36.7%

The major components of cost of goods sold are raw materials used in manufacturing, manufacturing labor, and manufacturing overhead.  The primary raw materials used in our manufacturing processes are isophathalic, polyester, and vinyl-ester resins and fiberglass.  Manufacturing labor includes wages, employment taxes, employee benefits, and union expenses.  The major components of manufacturing overhead are utilities and depreciation associated with our manufacturing facility and equipment, travel and lodging expense associated with field service activities and manufacturing supplies.  For the three months ended March 31, 2009, our cost of materials increased to 29% of revenue from 28% of revenue for the comparable period in 2008.  The increase in material cost as a percentage of revenue is primarily due to a sales mix with slightly lower service and installation revenue.  Our cost of labor remained stable at 31% of revenue for the three months ended March 31, 2009 and 2008.  Manufacturing overhead increased from 20% of revenue during the first quarter of 2008 to 21% in 2009 primarily as a result of increased depreciation expense from added equipment.  These factors resulted in a 2% decline in gross profit for the first quarter of 2009 compared to 2008.

Gross profit	Three months ended March 31,		% of revenue	% of revenue
	2009	2008	2009	2008
AFT	$444,467	$338,348	18.4%	20.8%
M&W/FPF, net of eliminations	-	30,552	NA	16.4%
Total gross profit	$444,467	$368,900	18.4%	20.4%

Selling, general & administrative expenses	Three months ended March 31,		% of revenue	% of revenue
	2009	2008	2009	2008
AFT	$892,316	$528,360	37.0%	32.6%
M&W/FPF, net of eliminations	-	(75,771)	NA	(40.7)%
Total SG&A expenses	$892,316	$452,589	37.0%	25.0%

The increase in our selling, general and administrative expenses is driven by our growth strategy, including costs associated with being a public company, continuing investment in certain in-house capabilities, such as expanded sales, engineering and design staff, more robust human resource management, augmented financial and legal staff, and a more aggressive, and thus more costly, marketing program.  Taken together, these additional expenses represent a platform for managing and driving our growth.  Accordingly, we expect our sales to increase robustly in 2009 as a result of our investment in this management platform.  We have also invested time and effort into the development of our WindFiber™ strategy, including planning the construction of a 350,000 square foot wind blade production plant in Wisconsin Rapids within the next 12 months.  Selling, general and administrative expenses for both M&W and FPF for the three months ended March 31, 2008 were $33,729 net of eliminations of rental activity for M&W of $109,500.

Income (loss) from operations	Three months ended March 31,		% of revenue	% of revenue
	2009	2008	2009	2008
AFT	$(447,849)	$(190,012)	(18.6)%	(11.7)%
M&W/FPF, net of eliminations	-	106,323	NA	(57.1)%
Total income (loss) from operations	$(447,849)	$(83,689)	(18.6)%	(4.6)%

The $257,837 increase in our net loss in 2009 is primarily due to increased cost of goods sold, costs associated with public company reporting, and the increase in selling, general and administrative expenses observed in 2009, as described above.

Interest expense	Three months ended March 31,		% of revenue	% of revenue
	2009	2008	2009	2008
AFT	$(1,174,538)	$(28,470)	(48.7)%	(1.8)%
M&W/FPF	-	(53,368)	NA	(28.7)%
Total interest expense	$(1,174,538)	$(81,838)	(48.7)%	(4.5)%

Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $1,049,213 for the three months ended March 31, 2009.  The remaining increase is due to increased short and long-term debt borrowings in 2009 relating to the new manufacturing facility acquired at the end of 2008 and equipment and working capital notes to fund our growing operations.  For the three months ended March 31, 2009, interest expense was partially offset by bank interest income of $7,745.

Net loss	Three months ended March 31,		% of revenue	% of revenue
	2009	2008	2009	2008
Loss before income taxes	$(1,614,642)	$(165,527)	(66.9)%	(10.2)%
Income tax provision (benefit)	(624,000)	28,000	(25.9)%	15.0%
Net loss	$(990,642)	$(193,527)	(41.1)%	(10.7)%

Effective January 1, 2008, we terminated our S-Corporation election and began operating as a C-Corporation.  As a result of the change in tax status, an initial $110,000 of net deferred tax liability was recorded as income tax expense which was offset by a net income tax benefit of $82,000 associated with net operating losses and temporary book and tax timing differences for the three months ended March 31, 2008.  We believe the full amount of the benefit is realizable due to our previous history of operating profits prior to 2008 and, therefore, have not recorded a valuation allowance against the deferred tax benefits.  Significant components of the income tax benefit include the net operating loss for the year, fair value of warrants and temporary timing differences of fixed assets, accruals, and reserves.

Our consolidated net loss for the three months ended March 31, 2009 was $(990,642) compared to a net loss of $(246,482) for the three months ended March 31, 2008, as a result of the factors described above.

We believe that the most meaningful measurement of our performance is EBITDA because of the substantial effect of the non-cash charges to the income statement due to the method of accounting for convertible debt.  EBITDA as of March 31, 2009 and 2008 was $(336,339) and $(122,788), respectively.  The increase in current year EBITDA loss is largely due to the investment we are making in our growth strategy resulting in increased selling, general and administrative costs, as described above.

Liquidity and Capital Resources

Our liquidity and capital resources have been driven by our growth strategy.  Beginning in 2007 and continuing into 2009, we significantly expanded our operations and our manufacturing capabilities.  We have invested in our plant and equipment to become a large manufacturing concern with a diverse manufacturing capability, both in-house and on-client-site.  As a result of our expansion efforts, we believe we are well positioned to take advantage of market opportunities and to introduce our products and services into emerging markets like wind energy.

To capitalize on our expanding manufacturing capabilities, we have made significant investments in our sales personnel and marketing program and in our new WindFiber™ strategy.  With these expenditures, we have increased our visibility in our existing markets and have captured early attention from major targeted customers within the wind energy market and in our core markets.  Furthermore, we anticipate field service revenues will increase sharply from the first quarter 2009 results, consistent with historical seasonal trends.  Major manufacturers typically plan maintenance, repair and overhaul activities (“outages”) for the spring, summer and fall months.  Historically, we experience sharp increases in field service backlog and revenue in the second and third quarter of the year, and we expect this trend to continue in 2009.  As we realize increased revenue during the “outage” season, we believe our liquidity outlook will improve.

Our primary sources of liquidity to fund our growth strategy are cash generated from operations and short and long-term term financing arrangements.  As of March 31, 2009, cash and cash equivalents totaled $2,884,096.  Our working capital was $2,644,268 and $3,138,951 at March 31, 2009 and December 31, 2008, respectively.  We believe we have sufficient resources available to meet our liquidity requirements, including debt service, for the remainder of 2009.  We will require additional financing to pursue  our WindFiber™ strategy over the next 12 months, including the construction of a new 350,000 square foot wind blade production plant.

Operating Cash Flows

Operating activities used $120,868 and $91,019 of cash for the three months ended March 31, 2009 and 2008, respectively.  The increase in cash used by operating activities for 2009, was due primarily to the significant decreases in accounts payable and customer deposits associated with the large tank contract we completed and the increase in the overall net loss for the three months ended March 31, 2009.  These increases in operating cash uses were partially offset by decreases in accounts receivable and inventories primarily associated with the same contract.

Investing Cash Flows

Investing activities used $74,980 and $112,055 of cash for the three months ended March 31, 2009 and 2008, respectively.  The primary use of cash in investing activities for both periods was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities provided $94,655 and $229,643 for the three months ended March 31, 2009 and 2008, respectively.  Proceeds from financing activities for the three months ended March 31, 2009 were $200,000 raised from additional short-term notes which was partially offset by financing costs and payments on long-term debt of $105,345.  For the three months ended March 31, 2008, proceeds from financing activities included proceeds from short-term notes of $506,063.  Cash used in financing activities for the three months ended March 31, 2008 included a reduction in bank overdrafts of $168,087, payments on the bank line of credit of $27,691, payments on long-term debt of $70,642, and distributions to a stockholder of $10,000 primarily for income taxes due by the shareholders relating to the pass through income from M&W and FPF.

Debenture Financing

We executed the first part of our financing strategy starting in August to December 2008, when we raised $6,370,000 by selling units, each unit consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”).  Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or dividend of our common stock.

The Debentures sold included the issuance of 2,548,000 Warrants.  The issued Warrants were deemed to have a relative fair market value of $4,068,422 which was recorded as a discount to the face value of the Debentures and as a credit to additional paid-in capital and will be accreted to interest expense over the 3-year term using the effective interest method.  We used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrants.

At March 31, 2009, Debentures totaling $1,470,000 remain outstanding and will become due during the last part of 2011.  $4,900,000 of Debentures has been converted to common stock as of March 31, 2009.  Many Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  We believe that the growth of our business and revenue will improve the value of our stock and motivate the remaining Debenture holders to convert their debt into stock which will further reduce our cash requirements to settle the debt in 2011.  We also anticipate that the Debenture holders will exercise their Warrants when and if the value of our stock increases above $5.00 per share.  The money we raise from the exercise of Warrants, if any, will be used to continue our growth strategy.

As we roll out the sequential elements of our WindFiber™ strategy, it may be appropriate to pursue an additional tranche of equity financing to support the construction of a new 350,000 square foot manufacturing plant, the equipping of the production lines, training of employee-associates, and working capital.  While we anticipate a substantial portion of our WindFiber™ financing requirements will be met with subsidized or otherwise advantaged debt financing, it may be prudent to supplement such financing with a modest tranche of supplemental equity.

Purchase of Manufacturing Plant and Related Debts

On December 31, 2008, we exercised our option to purchase the manufacturing facility we were leasing from M&W for a purchase price of $4,500,000.  We elected to exercise this option in order to lower the monthly cash requirement associated with our manufacturing facility and to remove conflicting interests between our business and Jamie and Jennifer Mancls’ other business interest: M&W.  The favorable interest rate we negotiated with the Mancls (described below) will improve our cash flows by approximately $72,000 annually because the associated annual debt service is less than the annual lease payments we were paying.  We believe removing the Mancls’ control over our business (as exercised through the facility lease) will, in the long run, improve our balance sheet and our ability to borrow money from large institutional investors.

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

The assumed building-related industrial revenue bonds mature in 2027 with an annual interest rate of 5.5%.  Monthly principal and interest payments on the assumed bonds are $20,766.  Our manufacturing equipment was financed with two $500,000 industrial revenue bonds expiring July 2014 with interest at 5.75% and a $500,000 note from the City of Wisconsin Rapids expiring April 2012 with interest at 2%.  Monthly principal and interest payments for each of these bonds and the Wisconsin Rapids note are $7,266 and $4,499.  The long maturities and low interest rates associated with the building and equipment loans allow us enough time to successfully execute our growth strategy at a low cost of capital.  As we begin to generate positive cash from operations, we anticipate that we will be able to service these building- and equipment-related debts without the need of raising additional capital.

The 4.775% interest rate on the $1,045,328 note held by M&W is also low relative to historical market rates.  Going forward, we believe that we will be able to service the M&W note with cash from operations.  We may settle the M&W note prior to its 2015 due date with the proceeds of a future debt or equity financing.

On March 13, 2009, we executed an amendment to the credit agreement for the three building- and equipment-related industrial revenue bonds.  The amended financial covenants require us to maintain (a) a Debt Service Coverage Ratio of not less than 1.25 to 1, (b) a Debt to Equity Ratio of not more than 3.5 to 1, and (c) an Equity level of not less than $600,000.  The next measurement date of these covenants will be December 31, 2009.

Other Debt Activity

As of May 5, 2009, we have decreased our total short-term borrowings for working capital purposes by settling a $500,000 note that was due May 4, 2009 and borrowing an additional $300,000 under a new short-term note which carries a three-month term, 6.75% interest per annum, and is secured by our business assets and receivables and certain customer purchase orders.

Leases

We have entered into various operating leases to support operations.  We lease several vehicles supporting our Field Services Division, forklifts for the plant, office equipment, and lodging space in Biron, Wisconsin.  Total monthly lease payments for this equipment and office space are $3,587.  The lease we previously held for the office space in Hastings, Michigan expired March 1, 2009 and was not renewed.  The monthly payment for the Hastings office was $925 per month.

Going Forward

While we have sufficient capital to complete the first step of our four-part growth strategy in 2009, we need additional capital to grow our business, especially our WindFiber™ strategy.  If our cash flow from operations is insufficient to fund debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time we are involved in litigation and other proceedings arising in the ordinary course of our business, including actions with respect to contract claims, labor and employment claims and other matters.  Although litigation and other proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, financial conditions or results of operations.  Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.  In addition, it is possible that an unfavorable resolution in litigation or other proceedings could in the future materially and adversely affect our financial position or results of operations in a particular period.

Item 1A.   Risk Factors

Not applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2009, we issued the unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
January 1, 2009	25 accredited investors	7,544 shares of common stock	$18,839 of accrued interest paid to debenture holders
January 5, 2009	Executive officer	25,000 shares of common stock	Compensation award
January to March 31, 2009	30 accredited investors	417,200 shares of common stock	Conversion of $1,025,000 of Debenture principal and $18,000 of accrued interest

No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 as to all of the transactions as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or were accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009 (7)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
31.2	Rule 13a-14(a) Certification of Jeffrey S. Keuntjes
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffrey S. Keuntjes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Annual Report for the year ended December 31, 2008 on Form 10-K filed March 31, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: May 14, 2009	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, Chief Executive Officer