Form 10-Q
period 2009-06-30
ENERGY COMPOSITES Corp
filed 2009-08-14
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  42,098,009 shares as of August 11, 2009

ENERGY COMPOSITES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2009

ENERGY COMPOSITES CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$2,312,674	$2,985,289
Accounts receivable, net of allowance for doubtful
accounts of $153,000 in 2009 and $108,000 in 2008	1,383,770	2,556,945
Inventories, net	1,148,645	1,353,915
Deferred income taxes	87,000	68,000
Other current assets	140,805	107,423

Total current assets	5,072,894	7,071,572

Property and equipment, net	5,881,473	5,682,457

Other assets:
Deferred income taxes	2,796,000	1,787,000
Intangible assets, net	64,184	69,815

Total other assets, net	2,860,184	1,856,815

Total assets	$13,814,551	$14,610,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt obligations	$528,695	$503,576
Lines of credit - bank	163,074	-
Short-term notes payable	1,350,000	1,000,000
Accounts payable	448,770	1,421,423
Accounts payable - related party	211,437	89,372
Accrued expenses	162,760	162,136
Accrued payroll and payroll taxes	428,595	324,339
Customer deposits	234,653	431,775

Total current liabilities	3,527,984	3,932,621

Long-term debt obligations, net of current portion	5,379,269	5,487,293

Stockholders’ equity:
Common stock - $.001 par value; 100,000,000 shares
authorized, 42,090,632 and 41,579,157 shares issued
and outstanding, respectively	42,091	41,579
Additional paid-in capital	10,285,220	8,998,941
Accumulated deficit	(5,420,013)	(3,849,590)

Total stockholders’ equity	4,907,298	5,190,930

Total liabilities and stockholders’ equity	$13,814,551	$14,610,844

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$1,936,656	1,760,208	$4,349,325	$3,569,325

Cost of goods sold	1,765,262	1,589,307	3,733,464	3,029,524

Gross profit	171,394	170,901	615,861	539,801

Selling, general and administrative expenses	881,846	572,377	1,774,162	1,024,966

Loss from operations	(710,452)	(401,476)	(1,158,301)	(485,165)

Other income (expense):
Interest expense	(277,378)	(89,968)	(1,451,916)	(171,806)
Interest income	4,049	-	11,794	-

Total other income (expense)	(273,329)	(89,968)	(1,440,122)	(171,806)

Loss before provision for income taxes	(983,781)	(491,444)	(2,598,423)	(656,971)

Income tax benefit	404,000	213,000	1,028,000	185,000

Net loss	(579,781)	(278,444)	(1,570,423)	(471,971)

Less: Net income attributable to non-controlling interest in variable interest entities	-	(41,351)	-	(94,306)

Net loss attributable to Energy Composites Corporation	$(579,781)	$(319,795)	$(1,570,423)	$(566,277)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding - basic and diluted	42,061,142	24,000,000	41,996,541	24,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,570,423)	$(566,277)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-controlling interest in variable interest entities	-	94,306
Depreciation and amortization	204,329	167,687
(Gain) loss on sale of other assets	(650)	3,785
Amortization of debt discount for imputed interest	1,926	1,830
Amortization of discount for warrants and beneficial
conversion feature on convertible debt	1,208,958	-
Stock issued for interest payments	55,541	-
Stock issued for compensation	156,250	-
Deferred income taxes	(1,028,000)	(185,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,173,175	65,803
Inventories, net	205,270	(183,137)
Other current assets	(33,382)	(26,496)
Accounts payable	(972,653)	82,510
Accounts payable - related party	122,065	-
Accrued expenses	624	46,243
Accrued payroll and payroll taxes	104,256	23,174
Customer deposits	(197,122)	(40,062)
Net cash used in operating activities	(569,836)	(515,634)

Cash flows from investing activities:
Purchase of property and equipment	(384,981)	(449,868)
Proceeds from sale of property and equipment	650	16,000
Net cash used in investing activities	(384,331)	(433,868)

Cash flows from financing activities:
Increase (decrease) in bank overdraft payable	-	(136,255)
Net borrowings from lines of credit - bank	163,074	354,630
Financing costs for long-term debt	(3,320)	-
Net borrowings from short-term notes payable	350,000	912,446
Payments on long-term debt	(228,202)	(142,518)
Capital distributions by variable interest entities	-	(35,000)
Net cash provided by financing activities	281,552	953,303

Net increase (decrease) in cash and cash equivalents	(672,615)	3,801

Cash and cash equivalents:
Beginning of period	2,985,289	30,739

End of period	$2,312,674	$34,540

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by Energy Composites Corporation (formerly Las Palmas Mobile Estates) (“Company” or “ECC”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, it does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the December 31, 2008 audited consolidated financial statements and notes included in the Company’s Form 10-K filed on March 31, 2009.

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

The accompanying financial statements for the three and six months ended June 30, 2008 present the historical financial information of AFT.  The outstanding common shares of AFT at June 30 and March 31, 2008 have been restated to reflect the shares issued upon reorganization.

In June 2009, we created a wholly-owned subsidiary, Innovative Composite Solutions, LLC (“ICS”) to serve as a distribution company for resins and composites materials.  As of June 30, 2009, ICS had not yet recorded revenue external to the Company, however, selling and administrative activities had begun.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AFT and ICS, after elimination of all intercompany accounts, transactions, and profits.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Variable Interest Entities

Until December 31, 2008, the Company was considered the primary beneficiary of the following entities:

M&W Fiberglass, LLC (“M&W”) was a lessor of real estate to AFT and was wholly owned by the initial stockholder of AFT, now the majority stockholder of the Company.  As of August 2007, M&W began leasing a newly constructed manufacturing and office facility (73,000 square feet) at Commerce Drive, Wisconsin Rapids, Wisconsin to the Company at $30,000 per month from August 1, 2007 to December 31, 2007 and $35,000 per month starting January 1, 2008.  On December 31, 2008, the Company exercised an option to purchase the manufacturing facility from M&W for $4,500,000 and assumed all of M&W’s debt related to the property.  In addition, all guarantees of M&W debt by the Company were released by the lender.  As a result of these actions, the Company was no longer considered the primary beneficiary of M&W after December 30, 2008.

Fiberglass Piping & Fitting Company (“FPF”) is a wholesale distributor of fiberglass piping and was wholly owned by the initial stockholder of AFT, now the majority stockholder of the Company.  FPF started operations as a newly formed S-corporation on September 16, 2006 and had limited operations during 2006 and 2007.  Prior to December 31, 2008, all FPF financing was secured by the unlimited guarantee of the Company.  As of December 31, 2008, FPF became financially independent of the Company by the sole FPF stockholder contributing $200,000 of additional capital to FPF and FPF moving out of AFT’s manufacturing facility to its own location.  In addition, all guarantees of FPF debt by the Company were released by the lender.  As a result of these actions, the Company was no longer considered the primary beneficiary of FPF after December 30, 2008.

For the three and six months ended June 30, 2008, the statements of operations and cash flows have been presented on a consolidated basis to include the variable interests in M&W and FPF.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s consolidated balance sheets at June 30, 2009 and December 31, 2008 and the statements of operations and cash flows for the three and six months ended June 30, 2009 do not include the activities of M&W and FPF.

For the three months ended June 30, 2008, the revenue of the VIEs represented $120,873, or 6.9% of the consolidated revenue of the Company.  For the six months ended June 30, 2008, the revenue of the VIEs represented $306,976, or 8.6% of the consolidated revenue of the Company.  The Company recognized the net earnings of the VIEs only to the extent it recovered losses previously recognized with respect to the VIEs.  Earnings of the VIEs in excess of the Company’s previously recognized losses with respect to that VIE were eliminated from the Company’s earnings and attributed to the respective equity owner of the VIEs by recording such earnings as non-controlling interest in variable interest entities on the Company’s consolidated financial statements.  During the three and six months ended June 30, 2008, the VIEs experienced a combined net income of $41,351 and $94,306, respectively, which accordingly resulted in a non-controlling charge on the Company’s statements of operations.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Major Customers

Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required.  The following is a schedule of significant sales to customers for the six months ended June 30, 2009 and 2008 and significant customer accounts receivable balances at June 30, 2009 and 2008:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2009	2008	2009	2008
1	58.7%	0.4%	32.1%	1.1%
2	12.9	-	15.0	-
3	-	42.4	10.1	21.0
4	7.4	5.8	20.0	16.0
	79.0%	48.6%	77.2%	38.1%

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year.  At June 30, 2009 and December 31, 2008, the Company did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs.

Segment Reporting

Through June 30, 2009, the Company provided products and services through one reportable operating segment, Industrial Tank and Piping.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification).  The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt this Statement for its quarter ending September 30, 2009.  There will be no change to the Company’s Consolidated Financial Statements due to the implementation of this Statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  This Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This Statement is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this Statement in the quarter ended June 30, 2009, and there was no material impact on the Company’s Consolidated Financial Statements.

In April 2009, FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly.  This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly.  The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value.  This FSP is effective prospectively beginning April 1, 2009.  The Company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the Company’s Consolidated Financial Statements.

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting.  In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  The Company adopted these statements in the quarter ended June 30, 2009, and there was no material impact on the Company’s Consolidated Financial Statements.

Note 3.  Inventories, Net

Inventories consist of the following:
	June 30, 2009	December 31, 2008
Raw materials	$372,174	$440,741
Work in progress	776,471	913,174
Finished goods	-	-
Total	$1,148,645	$1,353,915

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property and Equipment, Net

Property and equipment are as follows:
	June 30, 2009	December 31, 2008
Land and improvements	$82,572	$74,023
Buildings and improvements	3,583,467	3,590,267
Machinery and equipment	2,488,034	2,125,177
Vehicles and trailers	376,925	381,212
Computer equipment	193,663	173,926
Furniture and office equipment	104,813	104,813
	6,829,474	6,449,418
Less accumulated depreciation	(948,001)	(766,961)
Net property and equipment	$5,881,473	$5,682,457

Depreciation expense was $98,165 and $83,542 for the three months ended June 30, 2009 and 2008, respectively.  Depreciation expense was $195,377 and $161,657 for the six months ended June 30, 2009 and 2008, respectively.

The cost of equipment under capital lease as of June 30, 2009 and December 31, 2008 was $21,075.  The accumulated amortization of equipment under capital lease as of June 30, 2009 and December 31, 2008 was $3,513 and $2,459, respectively.

Note 5.  Intangible Assets

Intangible assets are as follows:
	June 30, 2009	December 31, 2008
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	66,017
	148,772	145,451
Less accumulated amortization	(84,588)	(75,636)
Net intangible assets	$64,184	$69,815

Amortization expense was $2,399 and $2,944 for the three months ended June 30, 2009 and 2008, respectively.  Amortization expense was $8,952 and $6,030 for the six months ended June 30, 2009 and 2008, respectively.  Estimated amortization expense for the next five years is as follows:

2009 – remaining	$5,458
2010	8,567
2011	7,388
2012	5,396
2013	4,872
Thereafter	32,503

Total	$64,184

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at June 30, 2009 and matures in December 2009.  The line is secured by all business assets of AFT, an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $163,074 and $0 on the line of credit at June 30, 2009 and December 31, 2008, respectively.

Short-Term Notes Payable

The Company uses short-term notes from NPESB to fund bulk purchases of inventory and large jobs in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $1,350,000 and $1,000,000 of outstanding notes payable with weighted average interest rates of 6.75% and 7.45% as of June 30, 2009 and December 31, 2008, respectively.

Long-Term Debt Obligations

Long-term debt obligations are as follows:
	June 30, 2009	December 31, 2008
NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	$12,155	$17,302

NPESB – a term loan secured by all general business assets of AFT and unlimited continuing guarantee of ECC; interest rate of 6.75%, due on demand, monthly payments of $898	48,132	51,808

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payments of $7,266	380,399	412,391

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	374,603	406,761

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payments of $4,499	416,843	439,545

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payments of $657	9,968	13,451

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and AFT guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $25,314 at June 30, 2009, balloons in August 2014; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	49,686	47,760

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2009	December 31, 2008
NPESB – an industrial revenue bond term loan, secured by real estate, ECC and AFT guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,766; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	2,834,566	2,879,672

M&W LLC (related party) – an unsecured term loan, interest rate of 4.775%, due December 2015, quarterly payment of $24,493 beginning March 2009	1,020,924	1,045,328

NPESB – a term loan secured by all general business assets of AFT and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405 beginning February 2009	379,879	430,000

Convertible notes payable ($1,420,000 face value) – see Note 7	380,809	246,851
	5,907,964	5,990,869

Less current portion of long-term obligations	(528,695)	(503,576)

Total long-term debt obligations, net of current portion	$5,379,269	$5,487,293

Maturities of long-term debt obligations are as follows:

2009 - remaining	$284,787
2010	489,194
2011	1,923,380
2012	631,588
2013	337,056
Thereafter	3,281,150

Total	$6,947,155

At December 31, 2008, the Company was not in compliance with various restrictive financial covenants contained in the industrial revenue bonds. The tangible net worth covenant required AFT to maintain at least $600,000 in net worth.  The debt service coverage ratio covenant required AFT to maintain at least 1.25 coverage.  The indebtedness to tangible net worth ratio required AFT to maintain a ratio of less than 3.5 to 1.  The Company, prior to December 31, 2008, received a waiver letter on the covenant defaults from the lenders.  These violated covenants were waived through December 31, 2009.

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

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the convertible note balance as of June 30, 2009:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less: value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature	4,121,851

Less: conversion of debt to common stock	(3,875,000)

Balance at December 31, 2008	246,851

Plus: accretion of original issue discount from warrants and beneficial conversion feature	1,208,958

Less: conversion of debt to common stock	(1,075,000)

Balance at June 30, 2009	$380,809

All outstanding convertible debentures at June 30, 2009 mature at various dates in 2011.  The $1,420,000 of maturities related to these debentures are included in the long-term debt maturities table found in Note 6.

The effective annual interest rate for the six months ended June 30, 2009 was 86%.  The rate is considerably higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 8.  Stockholders’ Equity

In conjunction with the private placement of convertible debt in 2008, an additional $1,075,000 of the debt was converted to common shares of the Company during the six months ended June 30, 2009.  452,228 common shares were issued for the debt and related interest on the debt.

During the six months ended June 30, 2009, the Company issued 49,272 restricted common shares to officers valued at $150,000 for services rendered and to be rendered in the future.  Of these shares, 12,136 shares (valued at $37,500) remain unvested until April 28, 2010 and were recorded as deferred compensation.  Through June 30, 2009 amortization of the deferred compensation has totaled $6,250.  Also, the Company established a compensation plan, payable in arrears, for its board of directors.  Pursuant to the plan each director will receive $30,000 in restricted stock grants per year of service.  At June 30, 2009, shares issued to Directors as compensation for services from January 2009 through May 2009 totaled 9,975 and were valued at $37,500 using the average of the share prices on the last trading days of the months in the service period.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes

The income tax provision consisted of the following for the three months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Currently payable (refundable)	$-	$-
Deferred tax benefit	(404,000)	(213,000)
	(404,000)	(213,000)
Establishment of the net deferred tax liabilities as of January 1, 2008 due to change in tax status	-	-
Total income tax benefit	$(404,000)	$(213,000)

The income tax provision consisted of the following for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Currently payable (refundable)	$-	$-
Deferred tax benefit	(1,028,000)	(295,000)
	(1,028,000)	(295,000)
Establishment of the net deferred tax liabilities as of January 1, 2008 due to change in tax status	-	110,000
Total income tax benefit	$(1,028,000)	$(185,000)

The Company recorded a tax benefit relating to the loss incurred for the six months ended June 30, 2009 and 2008.  The Company assessed its quarter-end and year-end deferred tax assets pursuant to SFAS No. 109 and determined it is more likely than not that the full amount of the recorded deferred tax assets will be realized due to the Company’s previous history of operating profits prior to 2008.  Therefore, a valuation allowance was not recorded against the deferred tax assets at June 30, 2009 or December 31, 2008.  The Company will reassess this conclusion at September 30, 2009 and December 31, 2009.

Note 10.  Employee Benefit Plans

In January 2009, the Company began sponsoring a defined contribution savings plan that allows substantially all employees not covered by separate collective bargaining agreements to contribute a portion of their pre-tax and/or after-tax income up to statutory limits.  The plan requires the Company to match 50% of the participant’s contributions up to 6% of the participants’ compensation.  The Company’s expense was $18,071 and $30,564 for the three and six months ended June 30, 2009, respectively.

Prior to 2009, the Company sponsored a Simple IRA plan which required the Company to match 100% of the eligible participant’s contributions up to 3% of the participant’s earned income.  The Company’s expense was $11,673 and $21,801 for the three and six months ended June 30, 2008, respectively.

In addition to the plans described, the Company participates in certain customary employee benefit plans, including those which provide health insurance benefits to employees.

Note 11.  Related Party Transactions

Manufacturing and Office Facility Lease and Purchase

The Company leased its manufacturing facility at Commerce Drive, Wisconsin Rapids, Wisconsin with M&W which was considered a variable interest entity of the Company until December 30, 2008.  On December 31, 2008, the Company purchased the facility from M&W and had no lease payments for 2009.  Total lease payments to M&W were $35,000 per month in 2008.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Related Party Transactions

AFT purchased fiberglass pipe fittings from FPF totaling $202,273 and $37,737 for the three months ended June 30, 2009 and 2008, respectively.  AFT purchased fiberglass pipe fittings from FPF totaling $291,107 and $61,232 for the six months ended June 30, 2009 and 2008, respectively.

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

	Three Months Ended June 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$1,392,398	$544,258	$1,936,656
Cost of sales	1,542,279	222,983	1,765,262
Gross Profit (Loss)	$(149,881)	$321,275	$171,394

	Three Months Ended June 30, 2008
	Products &	Service &
	Components	Installation	Total
Net sales	$1,164,719	$595,489	$1,760,208
Cost of sales	1,083,912	505,395	1,589,307
Gross Profit	$80,807	$90,094	$170,901

	Six Months Ended June 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$3,623,015	$726,310	$4,349,325
Cost of sales	3,318,101	415,363	3,733,464
Gross Profit	$304,914	$310,947	$615,861

	Six Months Ended June 30, 2008
	Products &	Service &
	Components	Installation	Total
Net sales	$2,703,190	$866,135	$3,569,325
Cost of sales	2,280,533	748,991	3,029,524
Gross Profit	$422,657	$117,144	$539,801

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2009 and 2008:

	Three months ended June 30,
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(579,781)	$(319,795)
Weighted average of common shares outstanding	42,061,142	24,000,000
Basic net earnings (loss) per share	$(0.01)	$(0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(579,781)	$(319,795)
Weighted average of common shares outstanding	42,061,142	24,000,000
Convertible debentures (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	42,061,142	24,000,000

Diluted net income (loss) per share	$(0.01)	$(0.01)

	Six months ended June 30,
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,570,423)	$(566,277)
Weighted average of common shares outstanding	41,996,541	24,000,000
Basic net earnings (loss) per share	$(0.04)	$(0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,570,423)	$(566,277)
Weighted average of common shares outstanding	41,996,541	24,000,000
Convertible debentures (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	41,996,541	24,000,000

Diluted net income (loss) per share	$(0.04)	$(0.02)

(1)
At June 30, 2009 and 2008, there were outstanding convertible debentures equivalent to 568,000 and 0 common shares, respectively.  The convertible debentures are anti-dilutive at June 30, 2009 and therefore have been excluded from diluted earnings per share.

(2)
At June 30, 2009 and 2008, there were outstanding warrants equivalent to 2,548,000 and 0 common shares, respectively.  The warrants expire 3 years from their 2008 date of issuance and have an exercise price of $5.00 per share. The warrants are anti-dilutive at June 30, 2009 and therefore have been excluded from diluted earnings per share.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Supplemental Disclosure of Cash Flow Information

	June 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$197,167	$160,740

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$9,412	$67,673
Debt converted to common stock	$1,075,000	$-

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed March 31, 2009, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified accounting policies that we consider critical in Note 2 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in this report.  The accounting policies and estimates described in this report should be read in conjunction with Note 1, “Nature of Business and Significant Accounting Policies,” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, which includes a discussion of the policies identified in this report and other significant accounting policies.

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

Fiberglass Piping & Fitting Company.  In September 2006, our largest shareholder, Jamie Lee Mancl, formed Fiberglass Piping & Fitting Company (“FPF”).  FPF is a wholesale distributor of imported fiberglass piping and fitting products.  We purchase products from FPF from time to time for use in the manufacture of our products pursuant to a long-term supply agreement at a price equal to FPF’s net direct costs for such products.

Both M&W and FPF were considered variable interest entities (“VIEs”) until December 31, 2008.  In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.  On December 30, 2008, we terminated the beneficiary relationship with these VIE entities by: (A) purchasing the manufacturing facility from M&W on December 31, 2008; (B) the sole stockholder of FPF contributing an additional $200,000 of capital to FPF so that FPF would be sufficient on its own; and (C) all prior guarantees of M&W and FPF debt by AFT having been released by the lender.  We consolidated M&W and FPF’s operations with AFT’s operations for financial accounting and reporting purposes up to December 30, 2008, the date the VIE relationship ended.

Innovative Composite Solutions, LLC. In June 2009, further executing our growth strategy, we established Innovative Composite Solutions, LLC (“ICS”) as a wholly-owned subsidiary of Energy Composites Corporation.  ICS will serve as our distribution arm for resins and composite materials.  As of June 30, 2009, ICS had incurred some initial selling and administrative expenses related to the hiring of management and sales personnel, and had purchased an initial shipment of resin inventory.

Results of Operations

The tables below separate our results from the 2008 revenues and expenses attributable to M&W and FPF so that appropriate comparisons can be made.  Unless otherwise noted, the discussion refers only to our results on a non-consolidated basis in 2008.

Revenue	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
ECC/AFT	$1,936,656	$1,639,335	$4,349,325	$3,262,349
M&W/FPF, net of eliminations	-	120,873	-	306,976
Total consolidated revenue	$1,936,656	$1,760,208	$4,349,325	$3,569,325

ECC/AFT increase from 2008	$297,321		$1,086,976
ECC/AFT % increase from 2008	18.1%		33.3%

Our revenue growth during the second quarter of 2009 was primarily attributable to deliveries made under several pipe contracts with a major chlor-alkali producer.  During the second quarter of 2009, we recorded $348,552 of increased revenue from product sales, while field services revenues decreased $51,231.  For the six-month period ended June 30, 2009, revenue from product sales increased $1,226,801 primarily as a result of several tank and pipe contracts with this same chlor-alkali producer.  Field service revenue revenues decreased $139,825 during the six months ended June 30, 2009.  The decrease in field service revenues has primarily been timing driven with the rescheduling and postponement of outage-related work.  We believe that we will be able to recapture much of this revenue as the economy stabilizes and our customers resume planned maintenance activities.

Cost of goods sold	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
ECC/AFT	$1,765,262	$1,479,973	$3,733,464	$2,764,639
M&W/FPF, net of eliminations	-	109,334	-	264,885
Total cost of goods sold	$1,765,262	$1,589,307	$3,733,464	$3,029,524

ECC/AFT increase from 2008	$285,289		$968,825
ECC/AFT % increase from 2008	19.3%		35.0%

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

For the three and six months ended June 30, 2009, our cost of materials increased to 29% of revenue from 27% of revenue for the comparable periods in 2008.  The increase in material cost as a percentage of revenue is primarily due to our sales mix having slightly lower service and installation revenue which typically carried a lower percentage material requirement.

Our cost of labor increased to 45% of revenue for the three months ended June 30, 2009 compared to 42% of revenue for the comparable period in 2008.  For the six-month period ended June 30, 2009, our cost of labor remained at 37% of revenue, the same level recorded for the comparable period in 2008.  Increases in labor cost as a percent of sales for the second quarter 2009 are primarily attributable to the pipe contracts completed during the quarter that required an increased mix of union pipefitters.  Additionally, during the second quarter 2009, due to slower production orders we were able to schedule additional training programs in both composites manufacturing and the operation of our new field winder which will become available for service during the third quarter 2009.  Training of our field winding crews on our new field winder will continue into the early part of third quarter 2009, prior to placing the field winder into service.

Manufacturing overhead decreased from 21% of revenue during the second quarter of 2008 to 17% in the second quarter 2009.  During the six-month period ended June 30, 2009, manufacturing overhead decreased to 20% of revenue compared to 21% for the same period in 2008.  We have incurred increased depreciation expense and utility cost from added equipment; however, our increased revenue has allowed for better absorption of these cost increases, thus lowering manufacturing overhead cost as a percent of revenue.

Gross profit	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
ECC/AFT	$171,394	$159,362	$615,861	$497,710
M&W/FPF, net of eliminations	-	11,539	-	42,091
Total gross profit	$171,394	$170,901	$615,861	$539,801

ECC/AFT % of revenue	8.9%	9.7%	14.2%	15.3%

Selling, general & administrative expenses	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
ECC/AFT	$881,846	$653,545	$1,774,162	$1,181,906
M&W/FPF, net of eliminations	-	(81,168)	-	(156,940)
Total SG&A expenses	$881,846	$572,377	$1,774,162	$1,024,966

ECC/AFT % of revenue	45.5%	39.9%	40.8%	36.2%

The increase in our selling, general and administrative expenses is driven by our continued investment in our growth strategy, including costs associated with being a public company and investment in expanded in-house capabilities, increasing our sales staff and sales support staff.  In June 2009, we created a wholly-owned subsidiary, ICS, to serve as our distribution arm for resins and composites materials.  As of June 30, 2009, ICS had not yet recorded revenue external to the Company even though selling and administrative efforts had begun.  Taken together, these additional expenses represent a platform for managing and driving our growth.  We have also continued our investment into the development of our WindFiber™ strategy, including planning the construction of a 350,000 square foot wind blade production plant in Wisconsin Rapids within the next 12 months.

(Loss) from operations	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
ECC/AFT	$(710,452)	$(494,183)	$(1,158,301)	$(684,196)
M&W/FPF, net of eliminations	-	92,707	-	199,031
Total (loss) from operations	$(710,452)	$(401,476)	$(1,158,301)	$(485,165)

ECC/AFT % of revenue	(36.7%)	(30.1%)	(26.6%)	(21.0%)

The $216,269 and $474,105 increases in our operating loss for the three and six months ended June 30, 2009, respectively, are primarily due to increased cost of goods sold, costs associated with public company reporting, and the increase in selling, general and administrative expenses observed in 2009, as described above.

Other (expense)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
ECC/AFT	$(273,329)	$(38,612)	$(1,440,122)	$(67,081)
M&W/FPF	-	$(51,356)	-	$(104,725)
Total other (expense)	$(273,329)	$(89,968)	$(1,440,122)	$(171,806)

ECC/AFT % of revenue	(14.1%)	(2.4%)	(33.1%)	(2.1%)

Other income and expense consists of interest expense, interest income, non-cash amortization of deferred financing costs, and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $159,745 and $1,208,958 for the three and six months ended June 30, 2009, respectively.  The remaining increase in expenses in 2009 compared to 2008 is due to additional interest expense from increased short and long-term debt borrowings in 2009 relating to the manufacturing facility acquired at the end of 2008 and equipment and working capital notes to fund our growing operations.  For the three and six months ended June 30, 2009, interest expense was partially offset by bank interest income of $4,049 and $11,794, respectively.

Net loss	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss before provision for income taxes	$(983,781)	$(491,444)	$(2,598,423)	$(656,971)
Income tax benefit	404,000	213,000	1,028,000	185,000
Less: Net income attributable to M&W/FPF	-	(41,351)	-	(94,306)
Net loss	$(579,781)	$(319,795)	$(1,570,423)	$(566,277)

% of ECC/AFT revenue	(29.9%)	(19.5%)	(36.1%)	(17.4%)

ECC/AFT increase / (decrease) from 2008	$(259,986)		$(1,004,146)
ECC/AFT % increase / (decrease) from 2008	(81.3%)		(177.3%)

The net income tax benefit recorded during the three and six months ended June 30, 2009 was the result of deferred tax assets recorded relative to net operating losses being generated and timing differences between financial and income tax reporting.  We believe it is more likely than not that we will realize the full benefit of the deferred tax assets and have not recorded a valuation allowance as of June 30, 2009 due to our previous history of operating profits prior to 2008.  We will reassess this position at the end of the third and fourth quarters of 2009.  Effective January 1, 2008, we terminated our S-Corporation election and began operating as a C-Corporation.  As a result of the change in tax status, an initial $110,000 of net deferred tax liability was recorded as income tax expense which was offset by a net income tax benefit of $295,000 associated with net operating losses and temporary book and tax timing differences for the six months ended June 30, 2008.  Significant components of the income tax benefit include the net operating loss for the year, fair value of warrants and temporary timing differences of fixed assets, accruals, and reserves.

The increase in our 2009 net loss stems from our investment in our growth strategy and recessionary economic pressures. In our bid to grow, we have invested in our infrastructure and overhead, adding selling, general and administrative costs and increasing our borrowings and interest expense. We are also facing a difficult economic period in the United States and the world. We anticipated faster growth in our sales volume due to our expansion efforts than we have experienced in this tough economy.  We have experienced a shift in our outage-related sales volume as our customers postponed planned repairs due to poor economic conditions. While our sales have increased during this recessionary period, the growth is slower than what we would expect in a robust economy. The economic downturn has also placed pressure on our pricing strategy as our customers become more price sensitive. The pressure on our prices has limited our ability to pass along our expenses to our customers in the form of incremental price increases, lowering our profit margins. We continue to pursue our four-part strategy to expand and diversify our business. We believe that our increasing involvement in the wind energy industry and other market segments will position our Company to profit when and as the economy recovers and expands.

Liquidity and Capital Resources

Our liquidity and capital resources continue to be driven by our growth strategy.  Beginning in 2007 and continuing into 2009, we have significantly expanded our operations and our manufacturing capabilities.  We have invested in our plant and equipment to become a large manufacturing concern with a diverse manufacturing capability, both in-house and on-client-site.  As a result of our expansion efforts, we believe we are well positioned to take advantage of market opportunities and to introduce our products and services into emerging markets like wind energy.

To capitalize on our expanding manufacturing capabilities, we have made significant investments in our sales personnel, marketing program, our new WindFiber™ strategy, and our new raw materials distribution arm, ICS.  With these expenditures, we have increased our visibility in our existing markets and have captured early attention from major targeted customers within the wind energy market and in our core markets.  Furthermore, we anticipate field service revenues will begin to increase consistent with historical seasonal trends as major manufacturers complete planned and re-scheduled maintenance, repair and overhaul activities.

Our primary sources of liquidity to fund our growth strategy are cash generated from operations and short and long-term term financing arrangements.  As of June 30, 2009, cash and cash equivalents totaled $2,312,674.  Our working capital was $1,549,910 at June 30, 2009.  We believe we have sufficient resources available to meet our liquidity requirements, including debt service, for the remainder of 2009.  We will require additional financing to pursue our WindFiber™ strategy over the next 12 months, including the construction of a new 350,000 square foot wind blade production plant.

Operating Cash Flows

Operating activities used $569,836 and $515,634 of cash for the six months ended June 30, 2009 and 2008, respectively.  The increase in cash used by operating activities for 2009 was due primarily to the significant decreases in accounts payable and customer deposits associated with the large tank contract we completed and the increase in the overall net loss for the six months ended June 30, 2009.  The increase in cash used in operations was partially offset by decreases in accounts receivable and inventories primarily associated with the same contract.

Investing Cash Flows

Investing activities used $384,331 and $433,868 of cash for the six months ended June 30, 2009 and 2008, respectively.  The primary use of cash in investing activities for both periods was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as the purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities provided $281,552 and $953,303 for the six months ended June 30, 2009 and 2008, respectively.  Proceeds from financing activities for the six months ended June 30, 2009 were $513,074 raised from additional short-term notes and our line of credit which was partially offset by financing costs and payments on long-term debt of $231,522.  For the six months ended June 30, 2008, proceeds from financing activities included proceeds from short-term notes and our line of credit of $1,267,076.  Cash used in financing activities for the six months ended June 30, 2008 included a reduction in bank overdrafts of $136,255, payments on long-term debt of $142,518, and distributions to a stockholder of $35,000 primarily for income taxes due by the shareholders relating to the pass through income from M&W and FPF.

Debenture Financing

In August to December 2008, we raised $6,370,000 by selling units, each unit consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”).  The Debentures sold included the issuance of 2,548,000 Warrants.  Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or dividend of our common stock.

At June 30, 2009, Debentures totaling $1,420,000 remain outstanding and will become due during the last part of 2011.  $4,950,000 of Debentures has been converted to common stock as of June 30, 2009.  Many Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  We believe that the growth of our business and revenue will improve the value of our stock and motivate the remaining Debenture holders to convert their debt into stock which will further reduce our cash requirements to settle the debt in 2011.  We also anticipate that the Debenture holders will exercise their Warrants when and if the value of our stock increases above $5.00 per share.  The money we raise from the exercise of Warrants, if any, will be used to continue our growth strategy.

As we roll out the sequential elements of our WindFiber™ strategy, it may be appropriate to pursue an additional tranche of equity financing to support the construction of a new 350,000 square foot manufacturing plant, the equipping of the production lines, training of employee-associates, and working capital.  While we anticipate a substantial portion of our WindFiber™ financing requirements will be met with subsidized or otherwise advantaged debt financing, it may be prudent to support such financing with a tranche of supplemental equity.

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

The purchase price for the facility was paid in the form of: (i) an assumption of the industrial revenue bonds and note related to the building and land; (ii) cash at closing in the amount of $500,000; and (iii) the balance ($1,045,328) in the form of an unsecured promissory note bearing interest at an annual fixed rate of 4.775% which was determined using the twelve-month LIBOR as of December 31, 2008 (2.025%) plus 2.75%, payable in quarterly installments of principal and interest amortized over not more than 15 years with the unpaid principal balance due not later than December 15, 2015.  The assumed debt consisted of all obligations of M&W under the bond agreement and all obligations of M&W under that certain promissory note dated February 28, 2007 in the principal amount of $75,000 issued to the City of Wisconsin Rapids.  As of December 31, 2008, the amount of the assumed debt of the industrial revenue bonds was $2,879,672.

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

Other Debt Activity

As of August 3, 2009, we have decreased our total short-term borrowings for working capital purposes by settling a $200,000 note on July 2, 2009 and a $300,000 note on July 31, 2009.  We borrowed an additional $300,000 on July 31, 2009 under a new short-term note which carries a three-month term, 6.75% interest per annum, and is secured by our business assets and receivables and certain customer purchase orders.

Leases

We have entered into various operating leases to support operations.  We lease several vehicles supporting our Field Services Division, forklifts for the plant, office equipment, and lodging space in Biron, Wisconsin.  Total monthly lease payments for this equipment and lodging space are $3,587.  The lease we previously held for the office space in Hastings, Michigan expired March 1, 2009 and was not renewed.  The monthly payment for the Hastings office was $925 per month.

Going Forward

We have developed a four-part strategy to expand our business and profitability, defined in our 2008 Annual Report on Form 10-K.  While we have sufficient capital to complete the first step of our four-part growth strategy in 2009, we need additional capital to grow our business, especially our WindFiber™ strategy.  If our cash flow from operations is insufficient to fund debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

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

Item 1A.   Risk Factors

Not applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2009, we issued the unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
April 1, 2009	25 accredited investors	7,119 shares of common stock	$17,790 of accrued interest paid to debenture holders
May 14, 2009	Executive officer	24,272 shares of common stock	Compensation for services
June 23, 2009	3 directors	9,975 shares of common stock	Compensation for services
April through June	4 accredited investors	20,365 shares of common stock	Conversion of $50,000 of Debenture principal and $912 of accrued interest

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

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

See our current report on Form 8-K, filed June 5, 2009.

Item 5.      Other Information

None.

Item 6.      Exhibits

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009 (7)
10.16	Employee Stock Purchase Plan (8)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
31.2	Rule 13a-14(a) Certification of Jeffrey S. Keuntjes
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffrey S. Keuntjes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Annual Report for the year ended December 31, 2008 on Form 10-K filed June 30, 2009.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated June 2, 2009, filed June 5, 2009.

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: August 14, 2009	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, Chief Executive Officer