Form 10-Q
period 2009-09-30
ENERGY COMPOSITES Corp
filed 2009-11-13
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  42,105,106 shares as of November 3, 2009

ENERGY COMPOSITES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2009

ENERGY COMPOSITES CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,392,875	$2,985,289
Accounts receivable, net of allowance for doubtful
accounts of $181,000 in 2009 and $108,000 in 2008	1,478,843	2,556,945
Accounts receivable - related party	1,366	-
Inventories	1,098,006	1,353,915
Deferred income taxes	134,000	68,000
Other current assets	126,669	107,423

Total current assets	4,231,759	7,071,572

Property and equipment, net	5,823,603	5,682,457

Other assets:
Deferred income taxes	3,055,000	1,787,000
Intangible assets, net	60,802	69,815

Total other assets, net	3,115,802	1,856,815

Total assets	$13,171,164	$14,610,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt obligations	$532,692	$503,576
Lines of credit - bank	97,934	-
Short-term notes payable	1,400,000	1,000,000
Accounts payable	480,422	1,421,423
Accounts payable - related party	275,363	89,372
Accrued expenses	187,908	162,136
Accrued payroll and payroll taxes	388,655	324,339
Customer deposits	45,609	431,775

Total current liabilities	3,408,583	3,932,621

Long-term debt obligations, net of current portion	5,375,524	5,487,293

Stockholders’ equity:
Common stock - $.001 par value; 100,000,000 shares
authorized, 42,098,009 and 41,579,157 shares issued
and outstanding, respectively	42,098	41,579
Additional paid-in capital	10,312,993	8,998,941
Accumulated deficit	(5,968,034)	(3,849,590)

Total stockholders’ equity	4,387,057	5,190,930

Total liabilities and stockholders’ equity	$13,171,164	$14,610,844

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$1,861,409	$2,159,909	$6,210,734	$5,729,234

Cost of goods sold	1,502,393	1,995,987	5,235,857	5,025,511

Gross profit	359,016	163,922	974,877	703,723

Selling, general and administrative expenses	978,014	563,840	2,752,176	1,588,806

Loss from operations	(618,998)	(399,918)	(1,777,299)	(885,083)

Other income (expense):
Interest expense	(237,709)	(111,049)	(1,689,625)	(282,855)
Interest income	2,686	-	14,480	-

Total other income (expense)	(235,023)	(111,049)	(1,675,145)	(282,855)

Loss before (benefit) for income taxes	(854,021)	(510,967)	(3,452,444)	(1,167,938)

Income tax (benefit)	(306,000)	(228,000)	(1,334,000)	(413,000)

Net loss	(548,021)	(282,967)	(2,118,444)	(754,938)

Less: Net income attributable to non-controlling interest in variable interest entities	-	(43,838)	-	(138,144)

Net loss attributable to Energy Composites Corporation	$(548,021)	$(326,805)	$(2,118,444)	$(893,082)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Weighted average shares outstanding - basic and diluted	42,097,929	24,000,000	42,030,708	24,000,000

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,118,444)	$(893,082)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-controlling interest in variable interest entities	-	138,144
Depreciation and amortization	325,549	254,252
(Gain) loss on sale of other assets	(650)	3,285
Amortization of debt discount for imputed interest	2,935	2,745
Amortization of discount for warrants and beneficial
conversion feature on convertible debt	1,327,291	-
Stock issued for interest payments	73,948	-
Stock issued for compensation	165,623	-
Deferred income taxes	(1,334,000)	(413,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,078,102	(532,388)
Accounts receivable - related party	(1,366)	-
Inventories	255,909	(492,896)
Other current assets	(19,246)	(66,167)
Accounts payable	(941,001)	295,806
Accounts payable - related party	185,991	-
Accrued expenses	25,772	113,425
Accrued payroll and payroll taxes	64,316	239,234
Customer deposits	(386,166)	113,316
Net cash used in operating activities	(1,295,437)	(1,237,326)

Cash flows from investing activities:
Purchase of property and equipment	(444,949)	(740,148)
Proceeds from sale of property and equipment	650	16,500
Net cash used in investing activities	(444,299)	(723,648)

Cash flows from financing activities:
Increase (decrease) in bank overdraft payable	-	(168,087)
Net borrowings from lines of credit - bank	97,934	205,622
Financing costs for long-term debt	(3,320)	-
Net borrowings from short-term notes payable	400,000	2,874,774
Payments on long-term debt	(347,292)	(193,067)
Capital distributions by variable interest entities	-	(52,250)
Net cash provided by financing activities	147,322	2,666,992

Net increase (decrease) in cash and cash equivalents	(1,592,414)	706,018

Cash and cash equivalents:
Beginning of period	2,985,289	30,739

End of period	$1,392,875	$736,757

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

The Company was organized October 29, 1992 under the laws of the State of Nevada.  The Company had not started its planned principal operations until October 14, 2008.  On June 27, 2008, Las Palmas Mobile Estates entered into a Share Exchange Agreement whereby it agreed to issue 28,750,000 shares of its common stock to acquire all of the outstanding shares of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).

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

The accompanying financial statements for the three and nine months ended September 30, 2008 present the historical financial information of AFT.  The outstanding common shares of AFT at September 30, 2008 have been restated to reflect the shares issued upon reorganization.

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

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also consolidates its financial results with entities determined to be variable interest entities (VIEs), for which the Company is deemed to be the VIE’s primary beneficiary.  See the accounting policy on “Variable Interest Entities” for further information.

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

For the three and nine months ended September 30, 2008, the statements of operations and cash flows have been presented on a consolidated basis to include the variable interests in M&W and FPF.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s consolidated balance sheets at September 30, 2009 and December 31, 2008 and the statements of operations and cash flows for the three and nine months ended September 30, 2009 do not include the activities of M&W and FPF.

For the three months ended September 30, 2008, the revenue of the VIEs represented $147,547, or 6.8% of the consolidated revenue of the Company.  For the nine months ended September 30, 2008, the revenue of the VIEs represented $454,523, or 7.9% of the consolidated revenue of the Company.  The Company recognized the net earnings of the VIEs only to the extent it recovered losses previously recognized with respect to the VIEs.  Earnings of the VIEs in excess of the Company’s previously recognized losses with respect to that VIE were eliminated from the Company’s earnings and attributed to the respective equity owner of the VIEs by recording such earnings as non-controlling interest in variable interest entities on the Company’s consolidated financial statements.  During the three and nine months ended September 30, 2008, the VIEs experienced a combined net income of $43,838 and $138,144, respectively, which accordingly resulted in a non-controlling charge on the Company’s statements of operations.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Major Customers

Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required.  The following is a schedule of significant sales to customers for the nine months ended September 30, 2009 and 2008 and significant customer accounts receivable balances at September 30, 2009 and 2008:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2009	2008	2009	2008
1	49.8%	1.4%	54.9%	3.6%
2	9.0	1.6	6.4	-
3	-	27.2	9.0	7.2
4	5.8	8.6	2.2	15.2
	64.6%	38.8%	72.5%	26.0%

Segment Reporting

Through September 30, 2009, the Company provided products and services through one reportable operating segment, Industrial Tank and Piping.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”).  While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements.  This guidance was effective for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In June 2009, the FASB issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this authoritative guidance to have any current impact on the consolidated financial statements.

Note 3.  Inventories

Inventories consist of the following:
	September 30, 2009	December 31, 2008
Raw materials	$420,285	$440,741
Work in progress	677,721	913,174
Finished goods	-	-
Total	$1,098,006	$1,353,915

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property and Equipment, Net

Property and equipment are as follows:
	September 30, 2009	December 31, 2008
Land and improvements	$82,572	$74,023
Buildings and improvements	3,610,997	3,590,267
Machinery and equipment	2,511,398	2,125,177
Vehicles and trailers	376,925	381,212
Computer equipment	200,478	173,926
Furniture and office equipment	107,072	104,813
	6,889,442	6,449,418
Less accumulated depreciation	(1,065,839)	(766,961)
Net property and equipment	$5,823,603	$5,682,457

Depreciation expense was $117,838 and $83,616 for the three months ended September 30, 2009 and 2008, respectively.  Depreciation expense was $313,215 and $245,273 for the nine months ended September 30, 2009 and 2008, respectively.

The cost of equipment under capital lease as of September 30, 2009 and December 31, 2008 was $21,075.  The accumulated amortization of equipment under capital lease as of September 30, 2009 and December 31, 2008 was $4,039 and $2,459, respectively.

Note 5.  Intangible Assets

Intangible assets are as follows:
	September 30, 2009	December 31, 2008
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	66,017
	148,772	145,451
Less accumulated amortization	(87,970)	(75,636)
Net intangible assets	$60,802	$69,815

Amortization expense was $3,382 and $2,949 for the three months ended September 30, 2009 and 2008, respectively.  Amortization expense was $12,334 and $8,979 for the nine months ended September 30, 2009 and 2008, respectively.  Estimated amortization expense for the next five years is as follows:

2009 – remaining	$2,513
2010	8,293
2011	7,114
2012	5,396
2013	4,872
Thereafter	32,614

Total	$60,802

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at September 30, 2009 and matures in December 2009.  The line is secured by all business assets of AFT, an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $97,934 and $0 on the line of credit at September 30, 2009 and December 31, 2008, respectively.

Short-Term Notes Payable

The Company uses short-term notes from NPESB to fund bulk purchases of inventory and large jobs in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $1,400,000 and $1,000,000 of outstanding notes payable with weighted average interest rates of 6.75% and 7.45% as of September 30, 2009 and December 31, 2008, respectively.

Long-Term Debt Obligations

Long-term debt obligations are as follows:
	September 30, 2009	December 31, 2008
NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	$9,518	$17,302

NPESB – a term loan secured by all general business assets of AFT and unlimited continuing guarantee of ECC; interest rate of 6.75%, due on demand, monthly payments of $898	46,220	51,808

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	364,110	412,391

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	358,230	406,761

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payment of $4,499	405,429	439,545

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payment of $657	8,176	13,451

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and AFT guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $24,305 at September 30, 2009, balloons in August 2014; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	50,695	47,760

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2009	December 31, 2008
NPESB – an industrial revenue bond term loan, secured by real estate, ECC and AFT guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,776; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	2,811,970	2,879,672

M&W LLC (related party) – an unsecured term loan, interest rate of 4.775%, due December 2015, quarterly payment of $24,493 beginning March 2009	1,008,705	1,045,328

NPESB – a term loan secured by all general business assets of AFT and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405 beginning February 2009	346,021	430,000

Convertible notes payable ($1,420,000 face value) – see Note 7	499,142	246,851
	5,908,216	5,990,869

Less current portion of long-term obligations	(532,692)	(503,576)

Total long-term debt obligations, net of current portion	$5,375,524	$5,487,293

Maturities of long-term debt obligations are as follows:

2009 – remaining	$165,696
2010	489,194
2011	1,923,380
2012	631,588
2013	337,056
Thereafter	3,282,160

Total	$6,829,074

At December 31, 2008, the Company was not in compliance with various restrictive financial covenants contained in the industrial revenue bonds.  The Company, prior to December 31, 2008, received a waiver letter on the covenant defaults from the lenders.  These violated covenants were waived through December 31, 2009.

On March 13, 2009, the Company executed an amendment to the credit agreement for the three industrial revenue bonds held by NPESB.  The amendment to the credit agreement includes the redefinition of the covenants attached to the bonds.  Under the terms of the amended credit agreement, the covenants apply to the Company and its subsidiaries on a consolidated basis.  The covenants require the Company to maintain (a) a Debt Service Coverage Ratio of not less than 1.25 to 1.0 and (b) a Total Indebtedness to Equity Ratio of not more than 3.5 to 1.0.

Debt Service Coverage Ratio is defined as the ratio of (i) EBITDA, a non-GAAP measurement, for the 12-month period ending on the measurement date to (ii) interest expenses plus principal payments coming due during the 12-month period beginning on the day after measurement.  EBITDA is defined as net income after taxes, plus interest expense which has been deducted in the determination of net income, plus federal, state and local taxes which have been deducted in the determination of net income, plus depreciation and amortization expenses which have been deducted in the determination of net income, plus extraordinary losses which have been deducted in the determination of net income, minus extraordinary gains which have been included in the determination of net income.  The Company did not calculate this ratio at September 30, 2009 because the Company had recorded negative EBITDA for the previous 12-month period.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Indebtedness to Equity Ratio is defined as the ratio of all liabilities or obligations to Equity.  This ratio at September 30, 2009 has been calculated by the Company as follows:

Total current liabilities	$3,408,583
Long-term debt obligations, net of current portion	5,375,524
Total indebtedness	$8,784,107

Total stockholders’ equity	4,387,057
Total indebtedness to equity	2.0

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

Each Warrant is immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or other dividend of the Company’s Common Stock.  No warrants were exercised nor expired during 2008 or 2009.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

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

The proceeds of the Debentures were allocated based on the relative fair value of the Debentures and Warrants as of the commitment date.  The Company then calculated the intrinsic value of the beneficial conversion feature embedded in the Debentures and because the amount of the beneficial conversion feature exceeded the fair value allocated to the Debentures, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the Debentures.  Accordingly, the beneficial conversion feature was calculated to be $2,301,578 and was recorded as an additional discount on the Debentures and a credit to Additional Paid-In Capital of $1,412,578 and a credit of $889,000 to deferred income tax liability.  The Company is accreting the beneficial conversion feature to interest expense over the 3-year term of the debt using the effective interest method.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the convertible note balance as of September 30, 2009:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less: value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature	4,121,851

Less: conversion of debt to common stock	(3,875,000)

Balance at December 31, 2008	246,851

Plus: accretion of original issue discount from warrants and beneficial conversion feature	1,327,291

Less: conversion of debt to common stock	(1,075,000)

Balance at September 30, 2009	$499,142

All outstanding convertible debentures at September 30, 2009 mature at various dates in 2011.  The $1,420,000 of maturities related to these debentures are included in the long-term debt maturities table found in Note 6.

The effective annual interest rate for the nine months ended September 30, 2009 was 95%.  The rate is considerably higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 8.  Stockholders’ Equity

In conjunction with the private placement of convertible debt in 2008, $1,075,000 of the debt was converted to common shares of the Company during the nine months ended September 30, 2009 at $2.50 per share.  459,605 common shares were issued for the debt and related interest on the debt.

During the nine months ended September 30, 2009, the Company issued 49,272 restricted common shares to officers valued at $150,000 for services rendered and to be rendered in the future.  Of these shares, 12,136 shares (valued at $37,500) remain unvested until April 28, 2010 and were recorded as deferred compensation.  Through September 30, 2009 amortization of the deferred compensation has totaled $15,625.  Also, the Company established a compensation plan, payable in arrears, for its board of directors.  Pursuant to the plan each director will receive $30,000 in restricted stock grants per year of service.  At September 30, 2009, shares issued to Directors as compensation for services totaled 9,975 and were valued at $37,500 for the service period January 2009 through May 2009.  An accrual for $35,000 for director compensation for June 2009 through September 2009 has been recorded to accrued expenses.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes

The Company accounts for income taxes based upon an asset and liability approach. Deferred tax assets and liabilities represent the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities versus the tax basis of assets and liabilities. Under this method, deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carry-forwards. Deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The income tax provision consisted of the following for the three months ended September 30, 2009 and 2008:
	September 30, 2009	September 30, 2008
Currently payable (refundable)	$-	$-
Deferred tax (benefit)	(306,000)	(228,000)
Total income tax (benefit)	$(306,000)	$(228,000)

The income tax provision consisted of the following for the nine months ended September 30, 2009 and 2008:
	September 30, 2009	September 30, 2008
Currently payable (refundable)	$-	$-
Deferred tax (benefit)	(1,334,000)	(523,000)
	(1,334,000)	(523,000)
Establishment of the net deferred tax liabilities as of January 1, 2008 due to change in tax status	-	110,000
Total income tax (benefit)	$(1,334,000)	$(413,000)

At September 30, 2009, the Company reviewed all available evidence pertaining to the realization of recorded deferred tax assets.  Positive evidence available to the Company at September 30, 2009 supporting the realization of the recorded deferred tax assets included the historical operating profits of AFT, continued growth in product and service delivery for AFT, progress in new product development for AFT, an operating plan indicating a near-term return to operating profits supported by the 2007/2008/2009 production capacity additions, and certain near-term strategic efforts.  Negative evidence available to the Company at September 30, 2009 included the operating losses recorded prior to September 30, 2009.  Based on this, the Company concluded that the evidence available at September 30, 2009 did not indicate that it was more likely than not that the deferred tax assets would not be realized.  Therefore, a valuation allowance was not recorded as of September 30, 2009.  The Company will re-assess the valuation allowance at December 31, 2009.

Note 10.  Employee Benefit Plans

In January 2009, the Company began sponsoring a defined contribution savings plan that allows substantially all employees not covered by separate collective bargaining agreements to contribute a portion of their pre-tax and/or after-tax income up to statutory limits.  The plan requires the Company to match 50% of the participant’s contributions up to 6% of the participants’ compensation.  The Company’s expense was $16,833 and $47,397 for the three and nine months ended September 30, 2009, respectively.

Prior to 2009, the Company sponsored a Simple IRA plan which required the Company to match 100% of the eligible participant’s contributions up to 3% of the participant’s earned income.  The Company’s expense was $9,217 and $31,018 for the three and nine months ended September 30, 2008, respectively.

In addition to the plans described, the Company participates in certain customary employee benefit plans, including those which provide health insurance benefits to employees.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Related Party Transactions

Manufacturing and Office Facility Lease and Purchase

The Company leased its manufacturing facility at Commerce Drive, Wisconsin Rapids, Wisconsin with M&W which was considered a variable interest entity of the Company until December 30, 2008.  On December 31, 2008, the Company purchased the facility from M&W and had no lease payments for 2009.  Total lease payments to M&W were $35,000 per month in 2008.  For the three and nine months ended September 30, 2009, the Company paid interest expense to M&W on the building term loan of $12,275 and $36,856, respectively.

Other Related Party Transactions

AFT purchased fiberglass pipe fittings from FPF totaling $63,925 and $34,499 for the three months ended September 30, 2009 and 2008, respectively.  AFT purchased fiberglass pipe fittings from FPF totaling $355,032 and $95,731 for the nine months ended September 30, 2009 and 2008, respectively.

Note 12.  Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, in the opinion of management, the resolution of such matters will not have a material effect on the Company’s financial position, results of operations, or cash flow.

Note 13.  Sales and Cost of Sales

The following information summarizes the net sales and related cost of sales/services for the Company’s product and service offerings.  The Company does not consider the product sales and service components of their business to be reportable operating segments because the financial results of each component is not separately evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	Three Months Ended September 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$827,428	$1,033,981	$1,861,409
Cost of sales	711,803	790,590	1,502,393
Gross Profit	$115,625	$243,391	$359,016

	Three Months Ended September 30, 2008
	Products &	Service &
	Components	Installation	Total
Net sales	$779,356	$1,380,553	$2,159,909
Cost of sales	939,007	1,056,980	1,995,987
Gross Profit (Loss)	$(159,651)	$323,573	$163,922

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$4,450,443	$1,760,291	$6,210,734
Cost of sales	4,029,904	1,205,953	5,235,857
Gross Profit	$420,539	$554,338	$974,877

	Nine Months Ended September 30, 2008
	Products &	Service &
	Components	Installation	Total
Net sales	$3,482,546	$2,246,688	$5,729,234
Cost of sales	3,219,540	1,805,971	5,025,511
Gross Profit	$263,006	$440,717	$703,723

Note 14.  Earnings (Loss) Per Share

The Company computes earnings per using two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended September 30,
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(548,021)	$(326,805)
Weighted average of common shares outstanding	42,097,929	24,000,000
Basic net earnings (loss) per share	$(0.01)	$(0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(548,021)	$(326,805)
Weighted average of common shares outstanding	42,097,929	24,000,000
Convertible debentures (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	42,097,929	24,000,000

Diluted net income (loss) per share	$(0.01)	$(0.01)

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30,
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,118,444)	$(893,082)
Weighted average of common shares outstanding	42,030,708	24,000,000
Basic net earnings (loss) per share	$(0.05)	$(0.04)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,118,444)	$(893,082)
Weighted average of common shares outstanding	42,030,708	24,000,000
Convertible debentures (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	42,030,708	24,000,000

Diluted net income (loss) per share	$(0.05)	$(0.04)

(1)
At September 30, 2009 and 2008, there were outstanding convertible debentures equivalent to 568,000 and 0 common shares, respectively.  The convertible debentures are anti-dilutive at September 30, 2009 and therefore have been excluded from diluted earnings per share.

(2)
At September 30, 2009 and 2008, there were outstanding warrants equivalent to 2,548,000 and 0 common shares, respectively.  The warrants expire 3 years from their 2008 date of issuance and have an exercise price of $5.00 per share. The warrants are anti-dilutive at September 30, 2009 and therefore have been excluded from diluted earnings per share.

Note 15.  Supplemental Disclosure of Cash Flow Information

	September 30,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$295,104	$257,346

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$9,412	$67,673
Debt converted to common stock	$1,075,000	$-

Note 16.  Subsequent Events

The Company has evaluated all subsequent events through November 12, 2009, the date the financial statements were available to be issued.

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

Our Company was incorporated on October 29, 1992 under the laws of the State of Nevada.  At first, we were defined as a “shell” company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.  As of October 14, 2008, we completed a reverse acquisition of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).  Pursuant to the reverse acquisition, we issued 28,750,000 shares of our common stock to AFT’s shareholders (approximately 72% of the then issued and outstanding common stock) and AFT’s shareholders gained voting control of our Company.  As a result of the reverse acquisition, we are no longer considered a “shell” company.  AFT is now our wholly-owned subsidiary.

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

Innovative Composite Solutions, LLC. In June 2009, further executing our growth strategy, we established Innovative Composite Solutions, LLC (“ICS”) as a wholly-owned subsidiary of Energy Composites Corporation.  ICS will serve as our distribution arm for resins and composite materials.  Through September 30, 2009, ICS has established and stocked three regional warehouses in the United States with resin inventory, has completed the hiring of its sales personnel in each of those regions, and has begun generating revenue in each of these regions.  As of September 30, 2009 the operating results of ICS are immaterial to the Company and are included in the Industrial Tank and Piping reporting segment under the Products category.

Results of Operations

The tables below separate our results from the 2008 revenues and expenses attributable to M&W and FPF so that appropriate comparisons can be made.  Unless otherwise noted, the discussion refers only to our results on a non-consolidated basis in 2008.

Revenue	Three months ended September 30,			Nine months ended September 30,
	2009		2008	2009	2008
ECC/AFT/ICS	$1,861,409		$2,012,362	$6,210,734	$5,274,711
M&W/FPF, net of eliminations	-		147,547	-	454,523
Total consolidated revenue	$1,861,409		$2,159,909	$6,210,734	$5,729,234

ECC/AFT/ICS increase/(decrease) from 2008	$(150,953)			$936,023
ECC/AFT/ICS % increase/(decrease) from 2008	(7.5%	)		17.7%

During the third quarter of 2009, we recorded $195,619 of increased revenue from product sales, while field services revenues decreased $346,572.  For the nine-month period ended September 30, 2009, revenue from product sales increased $1,422,420 primarily as a result of several tank and pipe contracts with a major chlor-alkali producer.  Field service revenue revenues decreased $486,397 during the nine months ended September 30, 2009.  The decrease in field service revenues during both periods has primarily been timing driven with the rescheduling and postponement of outage-related work and the timing of contract completion.

Cost of goods sold	Three months ended September 30,			Nine months ended September 30,
	2009		2008	2009	2008
ECC/AFT/ICS	$1,502,393		$1,874,152	$5,235,857	$4,638,790
M&W/FPF, net of eliminations	-		121,835	-	386,721
Total cost of goods sold	$1,502,393		$1,995,987	$5,235,857	$5,025,511

ECC/AFT/ICS increase/(decrease) from 2008	$(371,759)			$597,067
ECC/AFT/ICS % increase/(decrease) from 2008	(19.8%	)		12.9%

The primary components of cost of goods sold are raw materials used in manufacturing, manufacturing labor, and manufacturing overhead.  The primary raw materials used in our manufacturing processes are isophathalic, polyester, and vinyl-ester resins and fiberglass.  Manufacturing labor includes wages, employment taxes, employee benefits, and union expenses.  The major components of manufacturing overhead are utilities and depreciation associated with our manufacturing facility and equipment, travel and lodging expense associated with field service activities and manufacturing supplies.

For the three months ended September 30, 2009, our cost of materials decreased to 20% of revenue from 26% of revenue for the three months ended September 30, 2008.  The decrease in materials as a percent of revenue was primarily driven by a greater mix of sales coming from small diameter pipe in both the product and service categories during the quarter.  The field service related activities during the three months ended September 30, 2008 included a higher percentage of tank relining work in the field as well as a higher percentage of large diameter tank sales in the product category.  For the nine months ended September 30, 2009, material costs were 26% of revenue compared to 27% for the nine months ended September 30, 2008.  This decrease in cost as a percent of revenue is also a result of the sales mix shift during the nine months ended September 30, 2009.

Our cost of labor decreased to 42% of revenue for the three months ended September 30, 2009 compared to 43% of revenue for the comparable period in 2008.  For the nine-month period ended September 30, 2009, our cost of labor remained at 39% of revenue, the same level recorded for the comparable period in 2008.  Decreases in labor cost as a percent of sales for the third quarter 2009 are primarily attributable to pipe and tank contracts completed during the quarter that required a lower mix of union pipefitters.

Manufacturing overhead decreased from 24% of revenue during the third quarter of 2008 to 19% in the third quarter 2009.  Lower travel and lodging expenses related to field service work, and lower freight expense on tank shipments contributed to the decrease as a percent of revenue.  During the nine-month period ended September 30, 2009, manufacturing overhead decreased to 19% of revenue compared to 22% for the same period in 2008.  We have incurred increased depreciation expense and utility cost from added equipment; however, our increased year-to-date revenue has allowed for better absorption of these cost increases, thus lowering manufacturing overhead cost as a percent of revenue.

Gross profit	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
ECC/AFT/ICS	$359,016	$138,210	$974,877	$635,921
M&W/FPF, net of eliminations	-	25,712	-	67,802
Total gross profit	$359,016	$163,922	$974,877	$703,723

ECC/AFT/ICS % of revenue	19.3%	6.9%	15.7%	12.1%

Selling, general & administrative expenses	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
ECC/AFT/ICS	$978,014	$635,997	$2,752,176	$1,817,903
M&W/FPF, net of eliminations	-	(72,157)	-	(229,097)
Total SG&A expenses	$978,014	$563,840	$2,752,176	$1,588,806

ECC/AFT/ICS % of revenue	52.5%	31.6%	44.3%	34.5%

The increase in our selling, general and administrative expenses is driven by our continued investment in our growth strategy, notably our investment in expanded in-house capabilities, increased sales and sales support staff, and the creation of ICS as our resin and composites materials distribution arm in June 2009.  Taken together, these additional expenses represent a platform for managing and driving our growth.  We have also continued our investment into the development of our WindFiber™ strategy, including planning the construction of a significant wind blade production plant in Wisconsin Rapids within the next 12 months.

(Loss) from operations	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
ECC/AFT/ICS	$(618,998)	$(497,787)	$(1,777,299)	$(1,181,982)
M&W/FPF, net of eliminations	-	97,869	-	296,899
Total (loss) from operations	$(618,998)	$(399,918)	$(1,777,299)	$(885,083)

ECC/AFT/ICS % of revenue	(33.3% )	(24.7% )	(28.6% )	(22.4% )

The $121,211 and $595,317 increases in our operating loss for the three and nine months ended September 30, 2009, respectively, are primarily due to industry postponement of anticipated projects leading to insufficient sales to cover our planned increase in overhead, increased cost of goods sold, and the increase in selling, general and administrative expenses observed in 2009, as described above.

Other (expense)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
ECC/AFT/ICS	$(235,023)	$(57,018)	$(1,675,145)	$(124,100)
M&W/FPF	-	(54,031)	-	(158,755)
Total other (expense)	$(235,023)	$(111,049)	$(1,675,145)	$(282,855)

ECC/AFT/ICS % of revenue	(12.6% )	(2.8% )	(27.0% )	(2.4% )

Other income and expense consists of interest expense, interest income, non-cash amortization of deferred financing costs, and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $118,333 and $1,327,291 for the three and nine months ended September 30, 2009, respectively.  The remaining increase in expenses in 2009 compared to 2008 is due to additional interest expense from increased short and long-term debt borrowings in 2009 relating to the manufacturing facility acquired at the end of 2008 and equipment and working capital notes to fund our growing operations.  For the three and nine months ended September 30, 2009, interest expense was partially offset by bank interest income of $2,686 and $14,480, respectively.

Net loss	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Loss before provision for income taxes	$(854,021)	$(510,967)	$(3,452,444)	$(1,167,938)
Income tax benefit	306,000	228,000	1,334,000	413,000
Net loss for ECC	$(548,021)	$(282,967)	$(2,118,444)	$(754,938)
Less: Net income attributable to M&W/FPF	-	(43,838)	-	(138,144)
Net loss	$(548,021)	$(326,805)	$(2,118,444)	$(893,082)

% of ECC/AFT/ICS revenue	(29.4% )	(16.2% )	(34.1% )	(16.9% )

ECC/AFT/ICS increase/(decrease) from 2008	$(265,054)		$(1,363,506)
ECC/AFT/ICS % increase/(decrease) from 2008	(93.7% )		(180.6% )

The net income tax benefit recorded during the three and nine months ended September 30, 2009 was the result of deferred tax assets recorded relative to net operating losses being generated and timing differences between financial and income tax reporting.  We believe it is more likely than not that we will realize the full benefit of the deferred tax assets and have not recorded a valuation allowance as of September 30, 2009 due to our previous history of operating profits prior to 2008 and other factors.  We will reassess this position at the end of 2009.  Effective January 1, 2008, we terminated our S-Corporation election and began operating as a C-Corporation.  As a result of the change in tax status, an initial $110,000 of net deferred tax liability was recorded as income tax expense which was offset by a net income tax benefit of $523,000 associated with net operating losses and temporary book and tax timing differences for the nine months ended September 30, 2008.  Significant components of the income tax benefit include the net operating loss for the year, fair value of warrants and temporary timing differences of fixed assets, accruals, and reserves.

The increase in our 2009 net loss stems from our investment in our growth strategy and recessionary economic pressures.  In our bid to grow, we have invested in our infrastructure and overhead, adding selling, general and administrative costs and increasing our borrowings and interest expense.  We continue to face a difficult economic period in the United States and the world.  While we continue to record increases in our product sales, the growth is slower than what we would expect in a robust economy and we anticipated faster growth in this category due to our expansion efforts.  Additionally, we have experienced a shift in timing of our outage-related service sales volume as our customers have postponed planned repairs due to poor economic conditions.   The economic downturn has also placed pressure on our pricing strategy as our customers become more sensitive to price.  The pressure on our prices has limited our ability to pass along our expenses to our customers in the form of incremental price increases.  Although we have recorded improvement in margins, the improvement in margins is also slower than what we would expect in a robust economy.  We anticipate that the launch of several material innovations, including the use of our new abrasion-resistant tank liner, will allow us to increase our margins in our legacy business.  We continue to pursue our four-part strategy to expand and diversify our business.  We believe that our increasing involvement in the wind energy industry and other market segments will also position our Company to profit when and as the economy recovers and expands.

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

Our primary sources of liquidity to fund our growth strategy are cash generated from operations and short and long-term term financing arrangements.  As of September 30, 2009, cash and cash equivalents totaled $1,392,875.  Our working capital was $823,176 at September 30, 2009.  We believe we have sufficient resources available to meet our liquidity requirements, including debt service, for the remainder of 2009.  We will require additional financing to pursue our WindFiber™ strategy over the next 12 months, including the construction of a new wind blade production plant.

Operating Cash Flows

Operating activities used $1,295,437 and $1,237,326 of cash for the nine months ended September 30, 2009 and 2008, respectively.  The increase in cash used by operating activities for 2009 was due primarily to the significant decreases in accounts payable and customer deposits associated with the large tank contract we completed and the increase in the overall net loss for the nine months ended September 30, 2009.  The increase in cash used in operations was partially offset by decreases in accounts receivable and inventories primarily associated with the same contract.

Investing Cash Flows

Investing activities used $444,299 and $723,648 of cash for the nine months ended September 30, 2009 and 2008, respectively.  The primary use of cash in investing activities for both periods was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as the purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities provided $147,322 and $2,666,992 for the nine months ended September 30, 2009 and 2008, respectively.  Proceeds from financing activities for the nine months ended September 30, 2009 were $497,934 raised from additional short-term notes and our line of credit which was partially offset by financing costs and payments on long-term debt of $347,292.  For the nine months ended September 30, 2008, proceeds from financing activities included proceeds from short-term notes and our line of credit of $3,080,396.  Cash used in financing activities for the nine months ended September 30, 2008 included a reduction in bank overdrafts of $168,087, payments on long-term debt of $193,067, and distributions to a stockholder of $52,250 primarily for income taxes due by the shareholders relating to the pass through income from M&W and FPF.

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

At September 30, 2009, Debentures totaling $1,420,000 remain outstanding and will become due during the last part of 2011.  $4,950,000 of Debentures has been converted to common stock as of September 30, 2009.  Many Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  We believe that the growth of our business and revenue will improve the value of our stock and motivate the remaining Debenture holders to convert their debt into stock which will further reduce our cash requirements to settle the debt in 2011.  We also anticipate that the Debenture holders will exercise their Warrants when and if the value of our stock increases above $5.00 per share.  The money we raise from the exercise of Warrants, if any, will be used to continue our growth strategy.

As we roll out the sequential elements of our WindFiber™ strategy, it may be appropriate to pursue an additional tranche of equity financing to support the construction of a new manufacturing plant and logistics center, the equipping of the production lines, training of employee-associates, the development of a research and development center, and WindFiber™ -related working capital.  While we anticipate a substantial portion of our WindFiber™ financing requirements will be met with subsidized or otherwise advantaged debt financing, it may be prudent to support such financing with a tranche of supplemental equity.

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

The assumed building-related industrial revenue bonds mature in 2027 with an annual interest rate of 5.5%.  Monthly principal and interest payments on the assumed bonds are $20,776.  Our manufacturing equipment was financed with two $500,000 industrial revenue bonds expiring July 2014 with interest at 5.75% and a $500,000 note from the City of Wisconsin Rapids expiring April 2012 with interest at 2%.  Monthly principal and interest payments for each of these bonds and the Wisconsin Rapids note are $7,266 and $4,499.  The long maturities and low interest rates associated with the building and equipment loans allow us enough time to successfully execute our growth strategy at a low cost of capital.  As we begin to generate positive cash from operations, we anticipate that we will be able to service these building- and equipment-related debts without the need of raising additional capital.

The 4.775% interest rate on the $1,045,328 note held by M&W is also low relative to historical market rates.  Going forward, we believe that we will be able to service the M&W note with cash from operations.  We may settle the M&W note prior to its 2015 due date with the proceeds of a future debt or equity financing.

On March 13, 2009, we executed an amendment to the credit agreement for the three building- and equipment-related industrial revenue bonds.  The amended financial covenants require us to maintain (a) a Debt Service Coverage Ratio of not less than 1.25 to 1.0 and (b) a Debt to Equity Ratio of not more than 3.5 to 1.0.  The next measurement date of these covenants will be December 31, 2009.

Other Debt Activity

On November 3, 2009, we settled a $300,000 short-term note and borrowed $300,000 under a new short-term note which carries a three-month term, 6.75% interest per annum, and is secured by our business assets and receivables and certain customer purchase orders.

Leases

We have entered into various operating leases to support operations.  We lease several vehicles supporting our Field Services Division, forklifts for the plant, office equipment, and lodging space in Biron, Wisconsin.  Total monthly lease payments for this equipment and lodging space are $3,657.  The lease we previously held for the office space in Hastings, Michigan expired March 1, 2009 and was not renewed.  The monthly payment for the Hastings office was $925 per month.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2009, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
July 1, 2009	30 accredited investors	7,377 shares of common stock	$18,406 of accrued interest paid to debenture holders

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

ENERGY COMPOSITES CORPORATION

Dated: November 12, 2009	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, Chief Executive Officer

Dated: November 12, 2009	By:	/s/ Jeffrey S. Keuntjes
Jeffrey S. Keuntjes, Vice President – Finance