Form 10-K/A
period 2008-12-31
ENERGY COMPOSITES Corp
filed 2010-02-08
CIK 1119807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the SEC on March 31, 2009 to (1) revise Item 9A to report on management’s assessment of internal control over financial reporting, and (2) file currently dated certifications by our principal executive and principal financial officer.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the fiscal year ended December 31, 2008 and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on March 31, 2009.

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

As of the end of the period covered by this annual report on Form 10-K, we carried out any evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Principal Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

With the addition of new processes and procedures associated with the reverse acquisition of AFT, there were changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.  These changes include an increased requirement of business transaction review as AFT is an operating entity and an increased requirement of board oversight and review as we execute our growth strategy.  The acquisition of AFT also adds greater accounting and financial reporting resources, specifically accounting staff, to manage these changes in our internal control over financial reporting.

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

PART IV

Item 15.            Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009
16.1	Letter from Kyle L. Tingle to Securities and Exchange Commission dated October 23, 2008 (7)
21	List of subsidiaries (8)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
31.2	Rule 13a-14(a) Certification of Jeffrey S. Keuntjes
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffrey S. Keuntjes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated October 23, 2008, filed October 28, 2008.
(8)	Filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION
/s/ Samuel W. Fairchild

Dated: February 4, 2010	By:
Samuel W. Fairchild, Chief Executive Officer