Form 10-K
period 2009-12-31
ENERGY COMPOSITES Corp
filed 2010-03-31
CIK 1119807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Fail required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                      No ☐ (not required)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $73,258,715 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  42,132,486 shares as of March 29, 2010.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE: Proxy Statement for 2010 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III to the extent indicated therein).

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
DECEMBER 31, 2009

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

Both M&W and FPF were considered variable interest entities (“VIEs”) until December 31, 2008.  In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.  On December 31, 2008, we terminated the beneficiary relationship with these VIE entities by: (A) purchasing the manufacturing facility from M&W on December 31, 2008; (B) the sole stockholder of FPF contributing an additional $200,000 of capital to FPF so that FPF would be sufficient on its own; and (C) all prior guarantees of M&W and FPF debt by AFT were released by the lender.  We consolidated M&W and FPF’s operations with AFT’s operations for financial accounting and reporting purposes up to December 31, 2008, the date the VIE relationship ended.

Recent Financing Activity.  On December 15, 2008, we closed a private offering of units consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2009, Debentures totaling $4,975,000 have been converted into common stock of the Company.  The number of shares of common stock issued as principal and interest for these conversions totaled 2,055,958 shares.

On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of currently outstanding common stock purchase warrants from $5.00 per share to $2.50 per share in order to raise additional capital. The exercise price reduction is valid from March 22, 2010 through May 6, 2010. There are currently outstanding warrants equivalent to 2,548,000 common shares. Shares issued during the exercise price reduction period will be restricted shares subject to SEC Rule 144. After May 6, 2010, any outstanding warrants will revert back to the original terms noted above. As of March 31, 2010, the Company has received commitments for up to $1,351,000 related to the exercise of up to 540,400 warrants to purchase our common stock at $2.50 per share from current warrant holders.  The Company has also received a commitment from a current shareholder on March 30, 2010 to loan the Company up to $1,500,000, if and only if the Company is not successful in raising at least $1,500,000 from the warrant holders by April 30, 2010.  The shareholder is only committing to covering the shortfall, if any.

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

We have not made any material expenditures on research and development in the past two years, although we have developed a solid portfolio of innovations in material use, design and manufacturing process.  We developed these innovations during production of goods for and delivery of services to our clients.

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

Following three quarters of retrenchment in the capital goods industry because of the severe downturn in the U.S. economy and constriction of the credit markets, we believe that the composites manufacturing and supply industry has resumed its pre-2009 growth patterns and that attractive market opportunities exist in this market. We have re-platformed our contract capture strategy to secure as much market share as we can during this growth phase in the industry.  In addition to the markets identified above, we are diversifying and competing in new markets.  Since 2007, we have aggressively expanded our operations and our manufacturing capabilities in an effort to become a major player in the national composites manufacturing industry.  In 2009, we started to distribute composite-related raw materials to the composites industry in North America.  We have outlined below a four-part growth strategy in more detail under the heading “Plan of Operation and Development.”

Manufacturing Facilities and Processes

We own a 73,000 square-foot composites manufacturing plant in Wisconsin Rapids, Wisconsin.  We have the ability to expand our facilities as we grow and compete in new markets.  We have the option to purchase an additional five acres of land adjacent to our existing facility which would allow for expansion of our plant by an additional 316,650 square feet.  We have agreed to acquire to acquire additional land from the local municipality that would allow for a further 535,000 square-foot expansion of our manufacturing facilities for the purposes of building wind turbine blades and other wind-energy related composite structures.  Our existing plant has advanced climate control capabilities, critical in manufacturing processes using industrial carbon fibers, as well as bulk materials storage facilities that incorporate what we believe to be the latest and most advanced designs.  Our bulk material storage facilities exceed all current and envisioned environmental and workplace safety standards.  The plant and material storage facilities have direct rail and highway access.  Both of our planned expansions will share the same health and safety, environmental and logistical capabilities.

Our plant currently features four automated filament winders: (i) a computer-controlled, dual-mandrel filament winder, the Ultra Helical model manufactured by Magnum Venus, capable of producing, simultaneously, two 16-foot diameter, 43-foot long products; (ii) an automated single-mandrel filament winder, Model 20C manufactured by Dura-Winder, capable of producing a product up to 24 feet in diameter and 20 feet long; and (iii) two automated, single-mandrel filament winders, Model 10C manufactured by Dura-Winder, each capable of producing a product up to 7 feet in diameter and 20 feet long.  We have also designed and developed a custom-build vertical winder capable of manufacturing structures up to 40 feet in diameter, and successfully deployed it in late 2008.  We were able to save nearly 80% of the cost of the winder by building it ourselves.

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

When we finish construction of our planned wind blade production facility, we will have the capacity to build up to 2,800 utility scale wind blades per year, depending on the mix of blade lengths. This capacity should meet our production needs for the next five years.

Mobile Production Capability

We use our mobile fabrication capability to service the FGD and other markets.  We have a portable vertical winder capable of producing product up to 30 feet in diameter.  In 2009, we purchased and placed into full service our new computerized, Magnum Venus portable winder capable of producing products up to 40 feet in diameter and 43 feet in length. We are able to produce more than 70% of our FGD component content directly on the client’s site, which we believe will allow us to expand FGD revenues substantially without significant investment in new manufacturing facilities. We are completing RTP-1 accreditation in 2010 in order to become one of only nine organizations meeting the standard globally.  We believe that our mobile FGD capability already exceeds the RTP-1 standards. We regard expansion of our FGD capability as a priority because of the regulatory requirements from recent amendments to the Clear Air Act that mandate that the power generation industry install advanced FGD systems by 2015. We believe that our ability to operate as required under the RTP-1 standards and our anticipated RTP-1 accreditation will allow us to enjoy a substantial advantage over the competition.

Major Customers

We continue to serve a diverse base of customers in our core market sectors including power generation, petrochemical, mining, pulp and paper, wastewater, and odor-control. Given the custom nature, project orientation and seasonal variability of this core business, we are at times subject to significant swings in revenue concentration as we accept and complete contracts of varying size based on our customer’s expansion, retrofit and outage-related activities. During 2009, our two largest customers accounted for approximately 59% of our total consolidated revenues and 49% of our outstanding accounts receivable at December 31, 2009. These same two customers accounted for 15% of total sales in 2008 and 32% of outstanding accounts receivable at December 31, 2008.  Sales to one of these customers, ERCO Worldwide, represented approximately 50% of our Company’s consolidated revenues in 2009 as we completed several large tank and piping contracts associated with an expansion project they completed during the year.

We market our products primarily through our internal sales personnel as well as a network of independent sales representatives. We have significantly increased both our internal and external sales force to improve our penetration into the markets we serve, now operating under a regional sales structure that we launched during the first quarter of 2010. We utilize internal transportation as well as independent carriers to distribute our products to our customers.

Major Suppliers

We use three main suppliers of raw composites materials in our manufacturing operations. Payments to those suppliers accounted for 33% and 56% of all raw materials purchased in 2009 and 2008, respectively. The same three suppliers accounted for 11% and 39% of all outstanding accounts payable at the end of 2009 and 2008, respectively.

Additionally, we purchase pre-manufactured composite pipe and pipe fittings from FPF.  Purchases from FPF accounted for 18% and 4% of total raw materials purchased in 2009 and 2008, respectively. FPF accounted for 29% and 6% of all outstanding accounts payable at the end of 2009 and 2008, respectively.

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

Part 1:  We are expanding our market share in existing sectors: bio-fuel, FGD, mining, environmental compliance, pulp and paper, and field services product lines.  We are also focused on using our innovations in abrasion-resistant tanks and structures as a significant discriminator in the gelatin, pulp and paper and FGD markets. Three of these sectors (bio-fuel, mining, and FGD) are still in the earliest stages of using composites, and we believe that we are well positioned to deepen our vendor relationships with existing clients as well as broaden our penetration to include other clients.  Market growth in this sector is driven generally by regulatory requirements.  For example, the federal government has mandated FGD for power generation plants by 2015, environmental requirements for elimination of the use of mercury in the production of chlorine-related products, and federal mandates for bio-fuel production increasing from 6 billion gallons in 2007 to 36 billion in 2012.

We have the ability to expand more aggressively into FGD services for the power generation industry, and are focusing our marketing and client relationship resources to strengthen that penetration.  Using mobile production teams, we are penetrating this sector by using mobile units and dedicating a portion of our fixed plant to support those teams.  We are also integrating our abrasion-resistant XLCR coating technology into our FGD product offering in order to reduce, drastically, our FGD customers’ lifecycle costs. As noted above, we believe finishing our RTP-1 accreditation will enhance our ability to deliver a stronger value proposition to utilities operating coal-fired power generation plants and allow us to secure a price premium for our products and services.  During 2009, we increased our field services capacity and will continue to strengthen this capacity in parallel with the growth in demand for our mobile manufacturing capability.  We are deploying both marketing resources and technology resources to deliver FGD system components with higher functionality, longer durability and lower costs.

Going forward, Federal mandates for higher production levels in bio-fuels present an attractive opportunity to expand within an existing market.  Recent legislation calls for a six-fold increase in bio-fuel production over the next five years, and since Congress underestimated the capacity of the transport and storage infrastructure for bio-fuels in the United States, the industry will need to expand its efforts to deliver the needed complement of tanks, piping, valves and other components for delivery of bio-fuels to the final consumer.  We are in discussions with our largest bio-fuel customers about their expansion plans, and are working to align our production schedules with their needs.

One area of expansion for us is the growing bio-gas market in North America, and our newly-consummated reactor supply partnership with Denmark-based BioGasClean will give us strong exposure to growth in the use of bio-gas.

We are also expanding our mining sector support and production services to take advantage of an upswing in North American mining operations due to increased commodity pricing and substantial expansion of commodity demand in China, Indonesia and other parts of the world. Mining figures prominently in our current proposal pipeline, and we believe our production and logistics strategy will deliver a number of important contract wins in mining during 2010.

We are in final negotiations to manufacture composite components, including tank/hulls and ancillary structures, for a line of new-technology methane digesters used in the production of farm-derived bio-fuel.  We believe that farm-derived bio-fuel represents a substantial growth sector in the alternative fuels space, and our value-added design and business model innovations for the sector should help us grow our revenue in this sector over the next several years.

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

Part 3:  We will shortly break ground on our 535,000 square foot plant for the production of wind blades once all of the required financing is secured. We have made substantial investment and progress in the execution of our WindFiber™ strategy over the last year. Following a market pause of twelve months due to the non-availability of credit in the U.S. wind energy market, market demand has begun to return to its former growth curve and is expected to surpass that growth profile by the beginning of 2011. This surge in growth coincides with our timetable for production, and we believe that our new plant will benefit from the expected shortfall in U.S. production capability for blades. The WindFiber™ facility will also be capable of producing blades up to 65 meters, the length required to supply offshore wind turbines. Industry experts have indicated that offshore wind energy systems represent the highest growth area in North America over the next decade. We believe that our geographic position will provide substantial competitive benefits in supplying blades to future offshore wind farms developed on Great Lakes bottomland. Use of composites in blade manufacturing is at an early stage in the North American wind-energy industry.  Many of the advanced manufacturing processes, material selection, logistics strategies and product designs that we have deployed in our tank and piping manufacturing business have not yet been deployed in the wind energy industry.  We also have identified and/or developed additional innovations that should provide substantial improvements to our wind energy value proposition.  We are on track to become a major manufacturer of wind blades, blade components, and other system components by introducing these composite manufacturing advancements into the wind energy industry.

We expect our WindFiber™ division to grow rapidly and create one of North America’s leading wind turbine blade manufacturing businesses. In addition to the 535,000 square foot wind turbine blade manufacturing facility, we will develop a 40-acre logistics center.  Taken together, our WindFiber™ facilities will provide us with the capability to produce more blades of a greater length than any current or planned facility in the United States. This expansion plan exploits our proven expertise in fabricating very large, high-performance composite structures, our well-tested field service expertise, and our strategic location close to the Midwest onshore Wind Corridor and the offshore Great Lakes wind market.

The key features of our WindFiber™ strategy include:

•	Manufacturing facility to open Q1 2011
•	Only global certified blade-fabrication training course for 600 – 1000 person workforce
•	High-productivity, streamlined manufacturing model, avoiding rework cycle
•	Nine production lines of highly advanced flexible manufacturing in North America
•	Integrated resin formulation and fabric weaving to reduce cost and improve quality
•	Unique de-icing technology that allows the capture of substantially more revenue
•	Capable of producing blades from 40 meters to 65 meters in length
•	Only plant in North America capable of manufacturing 65 meter offshore blades
•	Annual capacity of 2,800 shorter blades or 1,500 longer blades
•	Capacity equivalent to nearly 1,500 MW
•	Able to assemble unit trains on site for cost effective blade logistics

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

Part 4:  We see a strengthening in demand for composite structural components for transportation and municipal water and wastewater infrastructure, including rehabilitation of existing sewer lift stations and other system components using composites rather than steel or concrete.  Recent programs created under Federal stimulus legislation have accelerated and deepened these infrastructure programs, and a number of municipalities now have access to funding that simply was not available before.  We have developed advanced solutions that provide municipal wastewater agencies with significant installed cost reductions and even more significant lifecycle cost reductions, with important additional benefits in environmental protection and worker health and safety.  We have already demonstrated the efficacy of our approach in several key installations in the Gulf Coast region, and have devoted substantial resources to expand our penetration of this sector significantly.  We are looking at how to position our composites innovations and our raw material distribution for the emerging transportation composites market, including new construction and repair of existing infrastructure using carbon fiber.  We intend to position ourselves as a key manufacturer of these components as this market continues to accelerate.

Taken together, we believe our four-part strategy is establishing us as a leader in the use of advanced composites across the alternative energy and environmental compliance and protection industries, providing a promising platform for sustainable and managed growth.

Future Funding Requirements

We require two tranches of funding to continue our expansion and diversification efforts and pursue our plan to capture additional market share in our industry.  In 2008, we completed the initial tranche of $6.37 million that provided the capital necessary to purchase additional mobile winders to accelerate our penetration of the FGD, mining and petrochemical markets.  The first tranche also provided important working capital for the expansion of our carbon fiber and resin distribution division as well as implementation of WindFiber™ strategy.  We also used part of this first tranche to complete the purchase of our manufacturing facility.  This first tranche of funding has provided sufficient capital to allow us to pursue the first phase of our growth strategy during 2009.

We plan a second tranche of financing of approximately $27 million to provide the initial capital required to build and equip our new 535,000 square-foot WindFiber™ blade manufacturing facility in Wisconsin Rapids and continue the implementation of our WindFiber™ strategy.  We anticipate that the needed capital will come from exercise of the Warrants sold with the Debentures from the first tranche of financing as well as a secondary private placement offering.  There can be no guarantee that the Warrants will be exercised.  There is also no guarantee that the secondary private placement will be taken up by investors, nor do we know the price at which we should sell debt or equity securities under this placement.  If the Warrants are not exercised or the secondary private placement is unsuccessful, we may be forced to pursue other sources of debt or equity financing to continue to develop our business plan.  We have not yet identified any additional sources of debt or equity financing and such additional financing may not be available to us upon favorable terms or at all.

The remainder of our business plan will be financed through retained earnings, although we envision the possibility of acquisition in order to expand our capacity more quickly and secure strategic market presence.  In such an event, we may need to raise additional funds through the sale of debt or equity instruments.

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

Flue gas desulfurization:  Tankinetics, Inc. (Arkansas), Ershigs, Inc. (Washington), AN-COR Industrial Plastics, Inc. (New York), Augusta Fiberglass, Inc. (South Carolina), and Plasticon Europe, B.V. (Netherlands).  We believe that the unmet demand driven by the 2015 regulatory deadline for power plants in the United States provides more than adequate market growth opportunity for us despite competition in this area.

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

Wind blade manufacturing and servicing:  Four independents -- LM Glasfiber (Denmark, various US locations), Tecsis (Brazil), TPI (Arizona), Molded Fiber Glass (Texas), Knight and Carver (California) and three in-house manufacturers – Vestas (Colorado), Seimens (Iowa), Suzlon (Minnesota).  We anticipate dramatic growth in demand, especially for longer blades destined for offshore wind farms, and believe that the competitive environment in 2011 and beyond following our production launch will be increasingly favorable.

Our key geographic markets are in North America, and other than a limited participation by Brazil’s Tecsis for shorter wind blades destined for Texas and Oklahoma, there is no significant competition from overseas production facilities in any of our existing market sectors.  We believe we enjoy certain manufacturing advantages over several of our competitors with our extensive use of automated fabrication processes and our highly skilled work force.  We believe these advantages will continue to drive our competitive value as we expand our share of existing markets and enter new ones.

Employees

At March 15, 2010, we employed 69 employees, of which 66 are full-time.  20 of our employees are represented by the United Association of Plumbers and Steamfitters under a contract that expires on May 31, 2012, and 6 are represented by the United Association of Journeymen and Apprentices of Plumbing and Pipefitting Industry of the United States and Canada under a contract which expires on May 30, 2010.  We believe that our relationship with all of our employees is good.

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

We incurred a total of $16,170 in environmental regulatory compliance expenses in 2009 and $50,981 in 2008.

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

Item 1A.         Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.         Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.            Properties.

Principal Office, Plant and Equipment

Our manufacturing facility serves as our principal office.  As discussed in Item 1, we own a 73,000 square-foot composites manufacturing plant in Wisconsin Rapids, Wisconsin.  Our plant secures our obligations under our industrial revenue bonds.  We have the option to purchase an additional five acres of land adjacent to our existing facility, which would allow for expansion of our plant by an additional 316,650 square feet.  We also hold an option to purchase an additional 94 acres across the street from our existing plant for the development of a facility in which we can manufacture blades for the wind energy market.  Our plant currently features four automated filament winders and one portable large diameter vertical winder.  In 2009, we purchased a portable winder capable of producing products up to 40 feet in diameter and 43 feet in length. All of our winders serve as collateral for some of our long-term debt obligations.

Item 3.            Legal Proceedings.

We are not currently involved in any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 4.            (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since July 17, 2007, our common stock has been quoted and traded on the OTC Bulletin Board.  The trading symbol was changed from “LPME” to “ENCC” effective October 15, 2008.  The following table sets forth the range of high and low bid quotations for each quarter for our last two completed fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2008 Fiscal Year:
March 31, 2008	$0.10	$0.10
June 30, 2008	$0.10	$0.10
September 30, 2008	$0.10	$0.10
December 31, 2008	$4.55	$0.10

2009 Fiscal Year:
March 31, 2009	$4.00	$2.75
June 30, 2009	$4.85	$2.55
September 30, 2009	$5.10	$3.25
December 31, 2009	$4.70	$4.50

On March 29, 2010, the closing bid price for the common stock was $3.25.

Holders

The number of record holders of our common stock, as of March 29, 2010, was 169 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, we issued and sold the unregistered securities set forth in the table below.
Date	Persons or Class of Persons	Securities	Consideration
January 1, 2009	25 accredited investors	7,544 shares of common stock	$18,839 of accrued interest paid to debenture holders
January 5, 2009	Executive officer	25,000 shares of common stock	Compensation award valued at $75,000
January to March 31, 2009	30 accredited investors	417,200 shares of common stock	Conversion of $1,025,000 of debenture principal and $18,000 of accrued interest
April 1, 2009	25 accredited investors	7,119 shares of common stock	$17,790 of accrued interest paid to debenture holders
May 14, 2009	Executive officer	24,272 shares of common stock	Compensation for services valued at $62,500
June 23, 2009	3 directors	9,975 shares of common stock	Compensation for services valued at $37,500
April through June	4 accredited investors	20,365 shares of common stock	Conversion of $50,000 of debenture principal and $912 of accrued interest
July 1, 2009	30 accredited investors	7,377 shares of common stock	$18,406 of accrued interest paid to debenture holder
October 1, 2009	30 accredited investors	7,097 shares of common stock	$17,693 of accrued interest on debentures
December 1, 2009	1 accredited investor	10,099 shares of common stock	Conversion of $25,000 of debenture principal and $247 of accrued interest

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

Overview

Energy Composites Corporation (“ECC”, “we,” “us,” “our,” or the “Company”) is a manufacturer of composite structures and vessels for a range of clean technology industries. Based on our research of companies in this sector, we believe we have the Midwest’s largest and most automated manufacturing capabilities with our world-class, automated 73,000 square foot climate-controlled manufacturing facility in Wisconsin Rapids, Wisconsin, and mobile manufacturing capabilities.

Our Company was incorporated on October 29, 1992 under the laws of the State of Nevada.  At first, we were defined as a “shell” company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.  As of October 14, 2008, we completed a reverse acquisition of Advanced Fiberglass Technologies, Inc. (“AFT”), a Wisconsin corporation.  Pursuant to the reverse acquisition, we issued 28,750,000 shares of our common stock to AFT’s shareholders (approximately 72% of the then issued and outstanding common stock) and AFT’s shareholders gained voting control of our Company.  As a result of the reverse acquisition, we are no longer considered a “shell” company.  AFT is now our wholly-owned subsidiary.

Advanced Fiberglass Technologies.  AFT was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie Lee Mancl, M&W was the operating entity that developed and operated AFT’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  M&W, solely owned by Jamie Lee Mancl, retained ownership of AFT’s former manufacturing facility.  In February 2007, M&W sold AFT’s former manufacturing facility to the city of Wisconsin Rapids.  M&W and AFT then purchased and developed our current manufacturing facility by obtaining $4,000,000 of financing in the form of industrial revenue bonds.  On December 31, 2008, we purchased the manufacturing facility from M&W by assuming the industrial revenue bonds, paying M&W $500,000 in cash and issuing a promissory note to M&W for $1,045,328.

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

Both M&W and FPF were considered variable interest entities (“VIEs”) until December 31, 2008.  In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.  On December 31, 2008, we terminated the beneficiary relationship with these VIE entities by: (A) purchasing the manufacturing facility from M&W on December 31, 2008; (B) the sole stockholder of FPF contributing an additional $200,000 of capital to FPF so that FPF would be sufficient on its own; and (C) all prior guarantees of M&W and FPF debt by AFT having been released by the lender.  We consolidated M&W and FPF’s operations with AFT’s operations for financial accounting and reporting purposes up to December 31, 2008, the date the VIE relationship ended.

Innovative Composite Solutions, LLC.  In June 2009, further executing our growth strategy, we established Innovative Composite Solutions, LLC (“ICS”) as a wholly-owned subsidiary of Energy Composites Corporation.  ICS is serving as our distribution arm for resins and composite materials. Through December 31, 2009, ICS has established resin distribution capabilities from three regional warehouses in the United States, has completed the hiring of its sales personnel for each of those regions, and has begun generating revenue in each of those regions.  As of December 31, 2009, the operating results of ICS are immaterial to the Company and are included in the Industrial Tank and Piping reporting segment under the Products category.

The discussion of the results of ECC’s operations and financial condition included herein excludes the operations of M&W and FPF through December 31, 2008.  Neither M&W nor FPF were part of the reverse acquisition transaction, therefore, the revenues and expenses attributable to M&W and FPF should not be considered part of ECC.  The discussion below separates the revenues and expenses attributable to M&W and FPF.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries AFT and ICS, after elimination of all intercompany accounts, transactions and profits.

We also consolidate our financial results with entities deemed to be variable interest entities (VIEs), for which the Company is deemed to be the VIE’s primary beneficiary. Refer to Note 1 of our consolidated financial statements, “Nature of Business and Significant Accounting Policies,” for further information on consolidated VIEs.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We determine the allowance based on our historical write-off experience.  We review our allowance for doubtful accounts monthly.  Individual accounts with past due balances over 90 days are specifically reviewed for collectibility.  All other balances are reviewed on a pooled basis.  Account balances are charged off against accounts receivable, as bad debts, after all means of collection have been exhausted and the potential for recovery is considered remote.  Finance charges are accrued monthly, but not recognized on past due trade receivables until management determines that such charges will be collected.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out (“FIFO”) basis.  Reserves are recorded for estimated excess and obsolete inventories based primarily on forecasts of product demand and estimated production requirements.

Inventories consist of raw materials, work-in-process and on a limited basis at times, finished goods.  Raw materials consist of components and parts for general production use.  Work-in-process consists of labor and overhead, processing costs, purchased subcomponents and materials purchased for specific customer orders.

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

Revenue Recognition

We derive revenue primarily from the sale of manufactured products (tanks, piping, & ductwork), installation of those products on occasion and service/repair work. Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, transfer of title has occurred, services have been rendered or delivery has occurred per contract terms and collection of the related receivable is reasonably assured.  At times, customer deposits and other receipts are received and are deferred and recognized as revenue when earned.

Most of our products are sold without installation services included.  Revenue for product only sales is generally recognized at the time of shipment and if all other contractual obligations have been satisfied.  When we provide a combination of products and installation services, the product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined on a stand-alone basis. Most installation work is generally done in a short period of time after the product is manufactured (generally less than 30 days) and the corresponding revenue is recorded upon the completion of the installation and all contractual obligations have been met.

For any service/repair, most work is performed on a time and material basis and revenue is recognized upon performance.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized in future periods.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

As previously noted, we consolidate our financial results with variable interest entities when necessary. For income tax purposes, however, the Company is not considered a consolidated entity.  As a result, income generated by M&W and FPF in 2008, as well as any losses recognized, are excluded from net income (loss) that is ultimately reported in the Company’s corporate tax returns.

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2009 and 2008.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2009.

Results of Operations

The tables below separate our results from the 2008 revenues and expenses attributable to M&W and FPF so that appropriate comparisons can be made.  Unless otherwise noted, the discussion refers only to our results on a non-consolidated basis in 2008.

Revenue	Years ended December 31,
	2009		2008
ECC/AFT/ICS	$8,331,786		$8,674,276
M&W/FPF, net of eliminations	-		611,268
Total consolidated revenue	$8,331,786		$9,285,544

ECC/AFT/ICS (decrease) from 2008	$(342,490)
ECC/AFT/ICS % (decrease) from 2008	(3.9%	)

During 2009, we recorded $531,512 of increased revenue from product sales, while field services revenues decreased $874,002.  Product sales for AFT in 2009 increased $473,100, or 9.0%, from 2008 levels while 2009 sales for ICS, net of intercompany eliminations, were $58,412. The increased revenue from product sales was driven primarily by several tank and pipe contracts with a major chlor-alkali producer. The decrease in field service revenues from 2008 was primarily a result of rescheduling, downsizing and postponement of outage-related projects. While the number of customers we served remained stable in a difficult economy, approximately 50% of consolidated revenue was generated from the chlor-alkali producer in 2009.  This same customer accounted for approximately 12% of consolidated revenue in 2008.

Lucintel, a major composites industry analysis company, estimated that the composites fabrication industry experienced reduction in business activities of more than 20% during 2009 compared to 2008.  We experienced a 3.9% decline over the same period.

Cost of goods sold	Years ended December 31,
	2009		2008
ECC/AFT/ICS	$6,851,225		$7,455,339
M&W/FPF, net of eliminations	-		213,493
Total cost of goods sold	$6,851,225		$7,668,832

ECC/AFT/ICS (decrease) from 2008	$(604,114)
ECC/AFT/ICS % (decrease) from 2008	(8.1%	)

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

For the year ended December 31, 2009, our cost of materials decreased to 25% of revenue from 27% of revenue for the year ended December 31, 2008.  The decrease in materials as a percent of revenue was primarily driven by a greater mix of sales of small diameter pipe in the product category and a greater mix of labor-only contracts in the service category in 2009 compared to 2008.

Our cost of labor remained at 38% of revenue for the year ended December 31, 2009, the same level as 2008.   During 2009, the Company achieved better utilization of field service crews in the service category compared to 2008.  These labor cost savings from service work were offset by a higher labor cost in the product category due to the sales mix shift toward smaller diameter piping.  Fabrication of small diameter piping systems carries a higher labor cost component occasionally requiring union pipefitters for fabrication and installation.

Manufacturing overhead decreased from 21% of revenue during the year ended December 31, 2008 to 19% for the year ended December 31, 2009.  Lower travel and lodging expenses related to field service work, lower freight expense on tank shipments, and lower overall utility expense contributed to the decrease as a percent of revenue.  These reductions in manufacturing overhead were partially offset by increased depreciation expense from added plant and equipment items during 2008 and 2009.

Gross profit	Years ended December 31,
	2009	2008
ECC/AFT/ICS	$1,480,561	$1,218,937
M&W/FPF, net of eliminations	-	397,775
Total gross profit	$1,480,561	$1,616,712

ECC/AFT/ICS % of revenue	17.8%	14.1%

The improvement of our gross profit margin from 14.1% in 2008 to 17.8% in 2009 is evidence of our success in improving utilization, reducing manufacturing overheads, and trending towards higher margin business.  In 2009, we launched a proposal pipeline improvement strategy designed to leverage our advancements in materials and manufacturing technology, most notably our abrasion resistant coating for use in flue gas desulfurization infrastructure, bone maceration tanks and pulp and paper infrastructure.  We expect this trend away from commodity-like procurements to contract opportunities where our materials, production and logistics discriminators drive harvestable value for customers will accelerate in 2010 and thus should further improve our gross profit.

Selling, general & administrative expenses	Years ended December 31,
	2009	2008
ECC/AFT/ICS	$3,792,764	$3,370,882
M&W/FPF, net of eliminations	-	35,467
Total SG&A expenses	$3,792,764	$3,406,349

ECC/AFT/ICS % of revenue	45.5%	38.9%

The increase in our selling, general and administrative expenses in 2009 compared to 2008 was driven by our continued investment in our growth strategy.  The implementation of our WindFiber™ strategy, including the development of our 535,000 square foot blade manufacturing facility, required in 2009 substantial investment in key staff and outside experts, resulting in a higher SG&A expense for the year.  This increase also shrouds reductions we delivered in our corporate overhead to match the challenges of the 2009 economic downturn.  We also experienced higher SG&A expenses due to the creation of ICS as our resin and composites materials distribution arm in June 2009.  Taken together, these additional expenses represent a platform for managing and driving our growth and diversification.

In 2009, we recorded non-cash charges related to stock compensation awards for directors and officers totaling $175,000. In 2008, we recorded merger expenses of $716,635 related to the reverse acquisition of AFT.  $420,000 of this expense was a non-cash charge recorded for the issuance of 4,750,000 shares of common stock to a third party consultant for services provided as part of the Share Exchange Agreement.  The remaining $296,635 of expense was primarily legal, accounting and audit fees related to the reverse acquisition transaction.

(Loss) from operations	Years ended December 31,
	2009	2008
ECC/AFT/ICS	$(2,312,203)	$(2,151,945)
M&W/FPF, net of eliminations	-	362,308
Total (loss) from operations	$(2,312,203)	$(1,789,637)

ECC/AFT/ICS % of revenue	(27.8% )	(24.8% )

The $160,258 increase in our operating loss for the year ended December 31, 2009 was primarily due to the planned costs associated with the implementation of our WindFiber™ strategy, strengthening of our sales and marketing capability in anticipation of substantial improvements in the capital goods market environment in 2009, and modest reduction in our total revenues, in sharp contrast with our composite fabrication peer group.  The increase in selling, general and administrative expenses was partially offset by improvements in gross margins, also described above.

Other (expense)	Years ended December 31,
	2009	2008
ECC/AFT/ICS	$(1,932,383)	$(4,175,385)
M&W/FPF	-	(212,863)
Total other (expense)	$(1,932,383)	$(4,388,248)

ECC/AFT/ICS % of revenue	(23.2% )	(48.1% )

Other income and expense consists of interest income and cash and non-cash interest expense, which includes non-cash amortization of deferred financing costs, and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Non-cash interest expense consists of stock issued for interest on convertible debt.  For the years ended December 31, 2009 and 2008, non-cash interest expense was $91,887 and $72,893, respectively. Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $1,461,921 and $3,918,891 for the years ended December 31, 2009 and 2008, respectively. The remaining increase in expenses in 2009 compared to 2008 is due to additional interest expense from increased short and long-term debt borrowings in 2009 relating to the manufacturing facility acquired at the end of 2008 and equipment and working capital notes to fund our operations. For the years ended December 31, 2009 and 2008, interest expense was partially offset by bank interest income of $15,253 and $6,618, respectively.

Net loss	Years ended December 31,
	2009	2008
Loss before provision for income taxes	$(4,244,586)	$(6,177,885)
Income tax (provision) benefit	(1,855,000)	2,215,000
Net loss	$(6,099,586)	$(3,962,885)
Less: Net income attributable to M&W/FPF	-	(149,445)
Net loss attributable to ECC	$(6,099,586)	$(4,112,330)

% of ECC/AFT/ICS revenue	(73.2% )	(47.4% )

ECC/AFT/ICS increase/(decrease) from 2008	$(1,987,256)
ECC/AFT/ICS % increase/(decrease) from 2008	(48.3% )

During the year ended December 31, 2009, $1,607,000 of net income tax benefit was recorded relative to net operating losses generated and timing differences between financial and income tax reporting. Significant components of the income tax benefit include the net operating losses, fair value of warrants and temporary timing differences of fixed assets, WindFiber™ start-up costs, accruals, and reserves. Given the uncertainty of our ability to realize the net deferred tax assets recorded through December 31, 2009 in the near-term, the Company decided to record a full valuation allowance against deferred tax assets of $3,462,000 which is an offset to the net income tax benefits recorded in 2009for a net tax provision expense of $1,855,000.  We anticipate that we will be able to make use of the net deferred tax asset in 2011 and certainly in 2012, but our commitment to adhering strictly to current accounting convention makes it appropriate that we reserve against that asset in 2010 with the $3,462,000 charge.  During the year ended December 31, 2008, a net income tax benefit was recorded relative to net operating losses being generated and timing differences between financial and income tax reporting. Effective January 1, 2008, we terminated our S-Corporation election and began operating as a C-Corporation.  As a result of the change in tax status, an initial $110,000 of net deferred tax liability was recorded as income tax expense which was offset by a net income tax benefit of $2,325,000 associated with net operating losses and temporary book and tax timing differences for the year ended December 31, 2008.

The increase in our 2009 net loss stems from our investment in our growth and diversification strategy and continuing recessionary economic pressures.  In our bid to grow, we have invested in our sales force and WindFiber™ strategy, adding selling, general and administrative costs and increasing our borrowings and interest expense.  While we continued to face a difficult economic period in the United States and the world in 2009, we were successful in increasing product sales during the year and increasing margins in both the product and service categories.  The growth in product sales during 2009 has been slower than what we would expect in a robust economy as investment in capital goods by our customers generally shifted several quarters to the right.  We anticipated faster growth in this category during the period and were prepared for the growth that never materialized with our capacity expansion efforts.  Additionally, we have experienced a reduction of our outage-related service sales volume as our customers postponed and reduced planned repairs due to poor economic conditions.   The economic downturn also placed pressure on our pricing strategy for commodity fabrications as our customers have become more price sensitive.  The pressure on our commodity fabrication prices limits our ability to pass along our expenses to our customers in the form of incremental price increases.  Although we have recorded improvement in margins, the improvement in margins is also slower than what we would expect in a robust economy.

We are optimistic looking forward to the second quarter of 2010 and beyond.  We have recorded a substantial uptick in the size of our proposal pipeline, and we have recorded a significant improvement in the quality of that pipeline as we leverage our discriminating advantages in materials innovation, production technologies and logistics strategies.  We anticipate that the launch of our material innovations, including the use of our new abrasion-resistant tank liner, will allow us to move away from heavy reliance on commodity fabrications in order to achieve further increases in our margins in our legacy business as the economy continues its recovery.  We continue to pursue our four-part strategy to expand and diversify our business, and have made substantial, tangible progress there including biogas infrastructure, wind blades, flue gas desulfurization components and wastewater management systems.  We believe that our increasing involvement in the wind energy industry and other market segments will position our Company to profit when and as the economy recovers and expands.

Liquidity and Capital Resources

Our liquidity and capital resources continue to be driven by our growth strategy.  Beginning in 2007 and continuing through 2009, we have significantly expanded our operations and our manufacturing capabilities.  We have invested in our plant and equipment to become a large manufacturing concern with a diverse manufacturing capability, both in-house and on-client-site.  As a result of our expansion efforts, we believe we are well positioned to take advantage of market opportunities and to introduce our products and services into emerging markets like wind energy.

As of December 31, 2009, cash and cash equivalents totaled $281,809. Our primary sources of liquidity to fund our growth strategy have been cash generated from operations, short and long-term term financing arrangements, and cash generated through the 2008 issuance of convertible debt and attached warrants. On March 8, 2010, the Board of Directors of ECC approved the temporary reduction of the exercise price of the outstanding warrants to $2.50 per share from $5.00 per share. This temporary reduction in exercise price is valid from March 22, 2010 through May 6, 2010.  After May 6, 2010, all outstanding warrants will revert back to their original terms. As of March 31, 2010, the Company has received commitments for up to $1,351,000 related to the exercise of up to 540,400 warrants to purchase our common stock at $2.50 per share from current warrant holders.  The Company has also received a commitment from a current shareholder on March 30, 2010 to loan the Company up to $1,500,000, if and only if the Company is not successful in raising at least $1,500,000 from the warrant holders by April 30, 2010.  The shareholder is only committing to covering the shortfall, if any.  The Company will use the cash generated from these warrants to continue our growth strategy and for general corporate purposes. We require additional financing to pursue our WindFiber™ strategy over the next 12 months, including the construction and tooling of a new wind blade production plant.

Operating Cash Flows

Operating activities used $2,413,419 and $2,939,295 of cash for the year ended December 31, 2009 and 2008, respectively.  The decrease in cash used by operating activities for 2009 was due primarily to significant decreases in inventories and cash received from accounts receivable associated with several large tank and piping contracts we completed during the year. The decrease in cash used was partially offset by an increase in the overall net loss for the year ended December 31, 2009 and decreases in accounts payable and customer deposits primarily associated with the same contracts.

Non-cash items in 2009 included $1,461,921 of expense related to interest payments on outstanding convertible debt and debt discounts on warrants and convertible debt compared to $3,918,891 for the year ended December 31, 2008. Stock issued for interest on the convertible debt totaled $91,887 for the year ended December 31, 2009 compared to $72,893 for the year ended December 31, 2008. Stock issued for compensation totaled $175,000 for the year ended December 31, 2009 compared to $0 in 2008. Additionally, we recorded a full valuation allowance on deferred tax assets totaling $3,462,000 which resulted in a net tax provision expense of $1,855,000 for the year ended December 31, 2009 compared to an income tax benefit of $2,215,000 for the year ended December 31, 2008. For the year ended December 31, 2009, depreciation and amortization expense increased $82,569, from $351,081 during the year ended December 31, 2008 to $433,650 for the year ended December 31, 2009.  The overall increase in depreciation and amortization was primarily due to the purchase of our manufacturing plant at the end of 2008 and new equipment acquired in 2008 and 2009.  Changes in other non-cash items such as accrued payroll and accrued expenses were primarily timing driven. During the year ended December 31, 2008, we also recorded non-cash reverse acquisition related expenses totaling $420,000. Cash flow information for the year ended December 31, 2009 excluded the results of FPF and M&W, which were variable interest entities until December 31, 2008.

Investing Cash Flows

Investing activities used $655,616 and $1,709,926 of cash for the year ended December 31, 2009 and 2008, respectively.  In 2009, we purchased a new Magnum Venus portable field winder and additional manufacturing equipment supporting plant and field service activities, as well as office equipment for added sales and WindFiber™ staff positions all totaling $656,266.  Additionally, in 2009, we have begun investing in building designs for our new wind blade plant planned for 2010. The primary use of cash in investing activities for 2008 was the purchase of additional manufacturing equipment for our new plant and expanded field service activities, as well as purchase of office equipment for added office staff positions which totaled $1,154,045.  Our consolidated balance sheet at December 31, 2008 does not include the assets and liabilities of M&W and FPF.  We purchased the manufacturing facility from M&W on December 31, 2008, the sole stockholder of FPF contributed an additional $200,000 of capital to FPF on December 31, 2008, and all of our prior guarantees of M&W and FPF debt were released by our lender.  Therefore, we concluded the primary beneficiary relationship with these VIE entities terminated on December 31, 2008.  The impact of discontinuing the consolidation of FPF and M&W is similar to that of a discontinued business operation and the related cash balances of the entities are shown as a decrease in cash from investing activities in the amount of $72,381 for the year ended December 31, 2008.  Also, as part of the building purchase from M&W, we paid $500,000 in cash.

Financing Cash Flows

Financing activities provided $365,555 and $7,603,771 for the year ended December 31, 2009 and 2008, respectively.  Proceeds from financing activities for the year ended December 31, 2009 were $837,512 raised from additional short-term notes and our line of credit which was partially offset by financing costs and payments on long-term debt of $471,957.  For the year ended December 31, 2008, proceeds from financing activities included $6,370,000 from the issuance of convertible debt and attached warrants, further described below, and net proceeds from short-term notes and our line of credit of $1,762,126.  Cash used in financing activities for the year ended December 31, 2008 included a reduction in bank overdrafts of $168,087, financing costs and payments on long-term debt of $292,268, and distributions to a stockholder of $68,000 primarily for income taxes due by the shareholders relating to the pass through income from M&W and FPF.

Debenture Financing

From August 2008 through December 2008, we raised $6,370,000 by selling units, each unit consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”).  The Debentures sold included the issuance of 2,548,000 Warrants.  Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or dividend of our common stock.

At December 31, 2009, Debentures totaling $1,395,000 remain outstanding and will become due during the last part of 2011.  $4,975,000 of Debentures has been converted to common stock as of December 31, 2009.  Many Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  We believe that the growth of our business over time will improve the value of our stock and motivate the remaining Debenture holders to convert their debt into stock which will further reduce our cash requirements to settle the debt in 2011.

Purchase of Manufacturing Plant and Related Debts

On December 31, 2008, we exercised our option to purchase the manufacturing facility we were leasing from M&W for a purchase price of $4,500,000.  We elected to exercise this option in order to lower the monthly cash requirement associated with our manufacturing facility and to remove conflicting interests between our business and Jamie and Jennifer Mancls’ other business interest: M&W.  The favorable interest rate we negotiated with the Mancls, further described below, has improved our cash flows by approximately $72,000 annually because the associated annual debt service is less than the annual lease payments we were paying.  We believe removing the Mancls’ control over our business (as exercised through the facility lease) will, in the long run, improve our balance sheet and our ability to obtain capital from large institutional investors.

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

The assumed building-related industrial revenue bonds mature in 2027 with an annual interest rate of 5.5%.  Monthly principal and interest payments on the assumed bonds are $20,776.  Our manufacturing equipment was financed with two $500,000 industrial revenue bonds expiring July 2014 with interest at 5.75% and a $500,000 note from the City of Wisconsin Rapids expiring April 2012 with interest at 2%.  Monthly principal and interest payments for each of these bonds and the Wisconsin Rapids note are $7,266 and $4,499.  We believe the long maturities and low interest rates associated with the building and equipment loans allow us enough time to successfully execute our growth strategy at a low cost of capital.  As we begin to generate positive cash from operations, we anticipate that we will be able to service these building- and equipment-related debts without the need of raising additional capital.

The 4.775% interest rate on the $1,045,328 note held by M&W is also low relative to historical market rates.  We may settle this M&W note prior to its 2015 due date with the proceeds of a future debt or equity financing.

On March 13, 2009, we executed an amendment to the credit agreement for the three building- and equipment-related industrial revenue bonds.  The amended financial covenants require us to maintain (a) a Debt Service Coverage Ratio of not less than 1.25 to 1.0 and (b) a Debt to Equity Ratio of not more than 3.5 to 1.0. On December 31, 2009, the Company was not in compliance with these covenants however we received a letter from the lender waiving compliance with these covenants through September 30, 2010.  The next measurement date of these covenants will be December 31, 2010.

Other Debt Activity

From January 20, 2010 to March 15, 2010, the Company paid off $1,000,000 of short-term notes payable with Nekoosa Port Edwards State Bank (“NPESB”).  The Company also issued two new notes to NPESB, one note for $300,000 and one for $250,000. These notes all carry a three-month term, 6.75% interest per annum, and are secured by our business assets and receivables and certain customer purchase orders.

Leases

We have entered into various operating leases to support operations.  We lease several vehicles supporting our Field Services Division, forklifts for the plant, office equipment, and lodging space in Biron, Wisconsin.  Total monthly lease payments for this equipment and lodging space are $5,963.  The lease we previously held for the office space in Hastings, Michigan expired March 1, 2009 and was not renewed.  The monthly payment for the Hastings office was $925 per month.

Going Forward

In order to capitalize on our expanding manufacturing capabilities, we have made significant investments in our new WindFiber™ strategy, sales personnel and marketing program, and our raw materials distribution arm, ICS.  With these expenditures, we have increased our visibility in our existing markets and have captured early attention from major targeted customers within the wind energy market and in our core markets.  Furthermore, we anticipate field service revenues will begin to increase consistent with historical seasonal trends as major manufacturers complete planned and re-scheduled maintenance, repair and overhaul activities, and as the economy recovers.

Through the temporary exercise price reduction of outstanding warrants we continue to improve our liquidity position as we prepare the next tranche of equity financing which will enable us to continue to roll out the sequential elements of our WindFiber™ strategy. This important financing will be employed in the construction of a new manufacturing plant and logistics center, the equipping of the production lines, training of employee-associates, the development of a research and development center, and WindFiber™-related working capital.  While we anticipate a substantial portion of our WindFiber™ financing requirements will be met with subsidized or otherwise advantaged debt financing following passage of legislation by the Wisconsin Legislature to make ECC eligible for Recovery Zone Bonds, it will be necessary to support such financing with supplemental equity. If our cash flow from operations is insufficient to fund debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.

Table of Contractual Obligations

The following table details the timing and total amounts payable by us as of December 31, 2009 under our various contracts:
	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debts (1)	$6,677,409	$527,195	$2,529,968	$605,548	$3,014,698
Estimated Interest Payments (2)	2,270,944	350,299	506,069	360,364	1,054,212
Capital Leases (3)	6,350	6,350	-	-	-
Operating Leases (4)	133,216	53,726	74,893	4,597	-
Purchase Obligations (5)	184,667	184,667	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Total	$9,272,586	$1,122,237	$3,110,930	$970,509	$4,068,910

(1)
Long-term debts represent the minimum future principal payments due under our outstanding contractual obligations. Minimum future principal payments are calculated based upon current interest rates as of December 31, 2009, required minimum principal payments due and maturity of our debt per our contractual agreements.  Much of our long-term debt can be attributed to our expansion, including our investment in our WindFiber™ strategy, the purchase of our manufacturing plant and our investment in mobile manufacturing capabilities within our field services division.

(2)
Estimated interest payments represent an amount calculated for expected interest payments due under our outstanding long-term debt, capital lease and convertible debt agreements at December 31, 2009. Assumptions used to calculate these amounts were based upon current interest rates, required minimum principal payments and maturity of our debt per our contractual agreements.

(3)
Capital lease obligations represent the future principal payments related to these agreements. Future interest payments of $226 related to these agreements is included in estimated interested payments.

(4)
We lease certain equipment, vehicles and temporary lodging space under operating leases expiring at various dates through April, 2013. The amounts in the table above represent future minimum lease payments under these agreements.

(5)	Purchase obligations represent remaining payments due on a purchase order we have placed with a steel mandrel fabricator for additional filament winder mandrels.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2009.

Item 7A.        Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies.

Item 8.           Financial Statements and Supplementary Data.

ENERGY COMPOSITES CORPORATION

TABLE OF CONTENTS
PAGE
Report of Independent Registered Public Accounting Firm	26

Consolidated Financial Statements:

Consolidated Balance Sheets	27

Consolidated Statements of Operations	28

Consolidated Statements of Stockholders’ Equity	29

Consolidated Statements of Cash Flows	30

Notes to Consolidated Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy Composites Corporation

We have audited the accompanying consolidated balance sheets of Energy Composites Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Energy Composites Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Composites Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
March 31, 2010

ENERGY COMPOSITES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$281,809	$2,985,289
Accounts receivable, net of allowance for doubtful
accounts of $191,000 in 2009 and $108,000 in 2008	2,512,934	2,556,945
Accounts receivable - related party	1,860	-
Inventories, net	592,987	1,353,915
Deferred income taxes	-	68,000
Other current assets	120,123	107,423
Total current assets	3,509,713	7,071,572

Property and equipment, net	5,914,803	5,682,457

Other assets:
Deferred income taxes	-	1,787,000
Intangible assets, net	58,218	69,815
Total other assets, net	58,218	1,856,815

Total assets	$9,482,734	$14,610,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt obligations	$533,545	$503,576
Lines of credit - bank	117,512	-
Short-term notes payable	1,720,000	1,000,000
Accounts payable	468,374	1,421,423
Accounts payable - related party	188,356	89,372
Accrued expenses	259,549	162,136
Accrued payroll and payroll taxes	288,782	324,339
Customer deposits	84,399	431,775
Total current liabilities	3,660,517	3,932,621

Long-term debt obligations, net of current portion	5,363,986	5,487,293

Total liabilities	9,024,503	9,419,914

Stockholders' equity :
Common stock - $.001 par value; 100,000,000 shares
authorized, 42,115,205 and 41,579,157 shares issued
and outstanding, respectively	42,115	41,579
Additional paid-in capital	10,365,292	8,998,941
Accumulated deficit	(9,949,176)	(3,849,590)
Total stockholders' equity	458,231	5,190,930

Total liabilities and stockholders' equity	$9,482,734	$14,610,844

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

Revenue	$8,331,786	$9,285,544

Cost of goods sold	6,851,225	7,668,832

Gross profit	1,480,561	1,616,712

Selling, general and administrative expenses	3,792,764	3,406,349

Loss from operations	(2,312,203)	(1,789,637)

Other income (expense):
Interest expense	(1,947,636)	(4,394,866)
Interest income	15,253	6,618

Total other income (expense)	(1,932,383)	(4,388,248)

Loss before provision (benefit) for income taxes	(4,244,586)	(6,177,885)

Income tax provision (benefit)	1,855,000	(2,215,000)

Net loss	(6,099,586)	(3,962,885)

Less: Net income attributable to non-controlling interest in variable interest entities	-	(149,445)

Net loss attributable to Energy Composites Corporation	$(6,099,586)	$(4,112,330)

Net loss per common share - basic and diluted	$(0.15)	$(0.14)

Weighted average shares outstanding - basic and diluted	42,050,299	28,903,102

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance at December 31, 2007	24,000,000	$24,000	$191,270	$262,740	$478,010

Recapitalization of ECC upon execution of share
exchange agreement	11,250,000	11,250	(11,250)		-
Stock issued for merger transaction costs	4,750,000	4,750	415,250		420,000
Transfer of net tangible assets from
merger transactions			3,792,991		3,792,991
Issuance of warrants and recording
a beneficial conversion charge
related to convertible debt			1,458,000		1,458,000
Convertible debt converted to common stock	1,550,000	1,550	3,873,450		3,875,000
Stock issued for interest owed on
convertible debt	29,157	29	72,864		72,893
Net loss				(4,112,330)	(4,112,330)
Adjustment to equity related to purchase of
property from a commonly controlled
variable interest entity (Note 12)			(793,634)		(793,634)

Balance at December 31, 2008	41,579,157	41,579	8,998,941	(3,849,590)	5,190,930

Convertible debt converted to common stock	440,000	440	1,099,560		1,100,000
Stock issued for interest owed on
convertible debt	36,801	37	91,850		91,887
Restricted stock issued as employee compensation	49,272	49	137,451		137,500
Restricted stock issued as directors' compensation	9,975	10	37,490		37,500
Net loss				(6,099,586)	(6,099,586)

Balance at December 31, 2009	42,115,205	$42,115	$10,365,292	$(9,949,176)	$458,231

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,099,586)	$(4,112,330)
Adjustments to reconcile net loss to net cash
used in operating activities:
Non-controlling interest in variable interest entities	-	149,445
Depreciation and amortization	433,650	351,081
Loss on sale of assets	13,951	3,285
Amortization of debt discount for imputed interest	3,964	3,660
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	1,461,921	3,918,891
Stock issued for interest payments	91,887	72,893
Stock issued for compensation	175,000	-
Stock issued for merger cost		420,000
Deferred income taxes	1,855,000	(2,215,000)
Changes in operating assets and liabilities:
Accounts receivable, net	44,011	(1,552,016)
Accounts receivable - related party	(1,860)	-
Inventories, net	760,928	(1,321,746)
Other current assets	(12,700)	(84,055)
Accounts payable	(953,049)	770,066
Accounts payable - related party	98,984	89,247
Accrued expenses	97,413	123,010
Accrued payroll and payroll taxes	(35,557)	162,499
Customer deposits	(347,376)	281,775
Net cash used in operating activities	(2,413,419)	(2,939,295)

Cash flows from investing activities:
Purchase of property and equipment	(656,266)	(1,154,045)
Proceeds from sale of property and equipment	650	16,500
Cash paid to variable interest entity for property	-	(500,000)
Reduction in cash attributable to deconsolidated variable interest entities	-	(72,381)
Net cash used in investing activities	(655,616)	(1,709,926)

Cash flows from financing activities:
Decrease in bank overdraft payable	-	(168,087)
Net borrowings from lines of credit - bank	117,512	205,622
Financing costs paid for long-term debt	(3,321)	(10,620)
Net borrowings from short-term notes payable	720,000	1,556,504
Proceeds from long-term debt	-	6,370,000
Payments on long-term debt	(468,636)	(281,648)
Capital distributions by variable interest entities	-	(68,000)
Net cash provided by financing activities	365,555	7,603,771

Net increase (decrease) in cash and cash equivalents	(2,703,480)	2,954,550

Cash and cash equivalents:
Beginning of period	2,985,289	30,739

End of period	$281,809	$2,985,289

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Energy Composites Corporation (formerly Las Palmas Mobile Estates) (“Company”) (“ECC”) is a manufacturer, installer and marketer of fiberglass products which are sold throughout the United States, but primarily in the Midwest.  The Company also has a service division that provides installation and repair of various tank and piping systems.  The Company serves the paper, petro-chemical, water, waste-water, bio-fuel and power industries.

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

As part of the Share Exchange Agreement, prior to the closing of the transaction on October 14, 2008, 4,750,000 restricted common shares were issued to a consultant for services provided in connection with this transaction, which were valued at $420,000.  These 4,750,000 shares were part of the 28,750,000 shares described above.  Upon completion of the transaction on October 14, 2008, AFT became a wholly-owned subsidiary of the Company.  Since this transaction resulted in the existing shareholders of AFT acquiring control of Las Palmas Mobile Estates, now known as Energy Composites Corporation, for financial reporting purposes, the business combination has been accounted for as an additional capitalization of the Company (a reverse acquisition with AFT as the accounting acquirer).  Accordingly, AFT’s net assets are included in the consolidated balance sheet at their historical value.  The operations of AFT were the only continuing operations of the Company.

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

Variable Interest Entities

Until December 31, 2008, the Company was considered the primary beneficiary of the following entities:

M&W Fiberglass, LLC (“M&W”) was a lessor of real estate to AFT and was wholly owned by the initial stockholder of AFT, now the majority stockholder of the Company.  As of August 2007, M&W began leasing a newly constructed manufacturing and office facility (73,000 square feet) at Commerce Drive, Wisconsin Rapids, Wisconsin to the Company at $30,000 per month from August 1, 2007 to December 31, 2007 and $35,000 per month starting January 1, 2008.  On December 31, 2008, the Company exercised an option to purchase the manufacturing facility from M&W for $4,500,000 which included assuming all of M&W’s debt related to the property.  In addition, all guarantees of M&W debt by the Company were released by the lender.  As a result of these actions, the Company was no longer considered the primary beneficiary of M&W after December 31, 2008.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiberglass Piping & Fitting Company (“FPF”) is a wholesale distributor of fiberglass piping and was wholly owned by the initial stockholder of AFT, now the majority stockholder of the Company.  FPF started operations as a newly formed S-corporation on September 16, 2006 and had limited operations during 2006 and 2007.  Prior to December 31, 2008, all FPF financing was secured by the unlimited guarantee of the Company.  As of December 31, 2008, FPF became financially independent of the Company by the sole FPF stockholder contributing $200,000 of additional capital to FPF and FPF moving out of AFT’s manufacturing facility to its own location.  In addition, all guarantees of FPF debt by the Company were released by the lender.  As a result of these actions, the Company was no longer considered the primary beneficiary of FPF at December 31, 2008.

For the year ended December 31, 2008, the statements of operations and cash flows have been presented on a consolidated basis to include the variable interests in M&W and FPF.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s consolidated balance sheets at December 31, 2009 and 2008 and the statements of operations and cash flows for the year ended December 31, 2009 do not include the activities of M&W and FPF.

For the year ended December 31, 2008, the revenue of the VIEs represented $611,268, or 6.6% of the consolidated revenue of the Company. During the year ended December 31, 2008, the VIEs experienced a combined net income of $149,445 which accordingly resulted in a non-controlling charge on the Company’s statements of operations.

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

Credit Risk and Major Customers:   Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required. The following is a schedule of significant sales to customers for the year ended December 31, 2009 and 2008 and significant customer accounts receivable balances at December 31, 2009 and 2008:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2009	2008	2009	2008
1	50.1%	11.9%	38.0%	27.7%
2	9.0	3.1	11.2	4.6
3	-	17.3	5.0	6.9
	59.1%	32.3%	54.2%	39.2%

Labor Force:   A significant part of the Company’s production labor force is covered by two collective bargaining agreements which expire in May 2010 and May 2012.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of balance sheet presentation, the Company considers all unrestricted demand deposits, money market funds, savings funds and investments with an original maturity of three months or less to be cash and cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and current aging analysis. The Company reviews its allowance for doubtful accounts monthly. Individual accounts with past due balances over 90 days are specifically reviewed for collectibility. All other balances are reviewed on a pooled basis.  Account balances are charged off against accounts receivable, as bad debts, after all means of collection have been exhausted and the potential for recovery is considered remote.  Finance charges are accrued monthly, but not recognized on past due trade receivables until management determines that such charges will be collected.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis.  Reserves are recorded for estimated excess and obsolete inventories based primarily on forecasts of product demand and estimated production requirements.

Inventories consist of raw materials and work-in-process. Raw materials consist of components and parts for general production use.  Work-in-process consists of labor and overhead, processing costs, purchased subcomponents and materials purchased for specific customer orders.

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

Intangible Assets

Intangible assets are stated at cost.  They comprise a non-compete agreement, a customer list acquired through an acquisition in 2005 and deferred financing costs incurred with various debt financings. The non-compete agreement is being amortized on the straight-line method over its 3-year life.  The customer list is being amortized 33% per year based on a discounted cash flow analysis.  The deferred financing costs are being amortized over the term of the related debt on a straight-line basis which approximates the effective interest method, and is being charged to interest expense.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-lived Assets

The recoverability of intangible assets and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment.  When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such intangible assets and other long-lived assets are not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes to their fair values.  There were no impairment charges related to intangible or other long-lived assets for the years ended December 31, 2009 and 2008.

Revenue Recognition

The Company derives revenue primarily from the sale of the Company’s manufactured products (tanks, piping, & ductwork), installation of those tanks on occasion and service/repair.  Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, transfer of title has occurred, services have been rendered or delivery has occurred per contract terms and collection of the related receivable is reasonably assured. At times, customer deposits and other receipts are received and are deferred and recognized as revenue when earned.

Most of the Company’s products are sold without installation services included.  Revenue for product only sales is generally recognized at the time of shipment and if all other contractual obligations have been satisfied.  When the Company provides a combination of products and installation services, the product and installation components of these multiple deliverable arrangements are considered separate units of accounting. The value of these separate units of accounting is determined based on their relative fair values determined on a stand-alone basis. Most installation work is generally done in a short period of time after the product is manufactured (generally less than 30 days) and the corresponding revenue is recorded upon the completion of the installation and when all contractual obligations have been met.

For any service/repair, most work is performed on a time and material basis and revenue is recognized upon performance.

Product Warranty Liability

The Company offers a standard two year warranty for product and service sales. In certain cases, the Company has offered warranty periods greater than two years.  Accruals necessary for product warranties are estimated based upon historical warranty costs. As of December 31, 2009 and 2008, the Company’s estimated product warranty liability based on historical activity was $28,000 and $18,000, respectively, and is recorded within accrued liabilities on the consolidated balance sheets.

Cost of Sales

The Company’s cost of sales represents all direct and indirect costs associated with the production of products for sale and services to our customers. This includes operation and maintenance of our equipment, direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, rentals, freight in, freight out, and depreciation.

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously noted, the Company consolidates its financial results with variable interest entities when necessary. For income tax purposes, however, the Company is not considered a consolidated entity.  As a result, income generated by M&W and FPF in 2008, as well as any losses recognized, are excluded from net income (loss) that is ultimately reported in the Company’s corporate tax returns.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2009 and 2008.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2009.

Segment Reporting

Through December 31, 2009, the Company provided products and services into one reportable operating segment, Industrial Tank and Piping. The 2009 results of our distribution company, ICS, were immaterial for purposes of segment reporting and are included in the Industrial Tank and Piping segment. The detail of products and service activity in this operating segment is further described in Note 14.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expense amounted to $43,676 and $16,904 for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in net earnings on a straight-line basis over the service period of the awards.  The Company estimates the fair value of option awards using the Black-Scholes-Merton option-pricing formula and records compensation expense for stock options ratably over the vesting period of each stock option grant.

As of June 18, 2008 our Board of Directors adopted resolutions approving the Company’s 2008 Stock Incentive Plan (the  “2008 Plan”) and holders of a majority of our outstanding shares of common stock approved the 2008 Plan as of August 29, 2008. The 2008 Plan authorizes awards to directors, employees and consultants equal to no more than 10% of the Company’s issued and outstanding common stock. The 2008 Plan provides that no more than 1,000,000 shares may be issued during any calendar year to any participant pursuant to options and stock appreciation rights (SARS) under the 2008 Plan. The term over which participants may exercise options and SARS may not exceed ten years from the date of the grant (five years in the case of incentive stock options granted to employees who, at the time of grant, own more than 10% of our common stock). The 2008 Plan also authorizes the issuance of restricted shares, unrestricted shares, deferred shares, and performance awards under which the Plan Committee has discretion in determining vesting conditions of the awards.

Share-based compensation activity during 2009 and 2008 is further described in Note 9.

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

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2009 and 2008, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”).  While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements.  This guidance was effective for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In June 2009, the FASB issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance is not anticipated to have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

Note 2 - Liquidity and Capital Resources

At December 31, 2009, the Company had cash on hand of $281,809, a working capital deficiency of $150,804, negative cash flows from operations of $2,413,419, net loss of $6,099,586 for the year ended December 31, 2009, an accumulated deficit of $9,949,176, and total shareholders' equity of $458,231. The Company is continuing its efforts to improve the overall financial condition and results, including obtaining additional financing. On March 8, 2010, and as further discussed in Note 17, the Company’s Board of Directors approved the temporary reduction of the exercise price of outstanding warrants to $2.50 per share from $5.00 per share. The temporary exercise price reduction is valid from March 22, 2010 through May 6, 2010.  After May 6, 2010, the warrants will revert back to their original terms.  As of March 31, 2010, the Company has received commitments for up to $1,351,000 related to the exercise of up to 540,400 warrants to purchase our common stock at $2.50 per share from current warrant holders.  The Company has also received a commitment from a current shareholder on March 30, 2010 to loan the Company up to $1,500,000, if and only if the Company is not successful in raising at least $1,500,000 from the warrant holders by April 30, 2010.  The shareholder is only committing to covering the shortfall, if any.  With the Company’s cash available at December 31, 2009 and the cash proceeds planned from the warrant exercises, the Company should have sufficient funds to operate over the next twelve months.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Reverse Acquisition

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

Cash	$2,911,682
Intercompany advances to AFT	1,826,378
Miscellaneous accrued expenses (primarily accrued interest on the convertible debt	(45,109)
Convertible debt, net of remaining unamortized value assigned to warrants and beneficial conversion feature	(202,960)
Deferred taxes established in connection with the debt beneficial conversion feature	(697,000)
Net assets transferred	$3,792,991

The deferred taxes are a result of the timing difference created by the beneficial conversion feature.  All costs associated with the reverse acquisition have been expensed, since LPME had no cash assets prior to the convertible debt issuance which was only done in contemplation of closing the reverse acquisition with AFT.

Note 4.  Inventories

Inventories consist of the following:
	December 31,
	2009	2008
Raw materials	$312,710	$440,741
Work in progress	289,731	913,174
Finished goods	-	-
Obsolescence reserve	(9,454)	-
Total	$592,987	$1,353,915

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Property and Equipment, Net

Property and equipment are as follows:
	December 31,
	2009	2008
Land and improvements	$82,572	$74,023
Buildings and improvements	3,787,784	3,590,267
Machinery and equipment	2,496,015	2,125,177
Vehicles and trailers	369,717	381,212
Computer equipment	224,166	173,926
Furniture and office equipment	108,206	104,813
	7,068,460	6,449,418
Less accumulated depreciation	(1,153,657)	(766,961)
Net property and equipment	$5,914,803	$5,682,457

Depreciation expense was $418,732 and $332,879 for the years ended December 31, 2009 and 2008, respectively.

The cost of equipment under capital lease as of December 31, 2009 and 2008 was $21,075.  The accumulated amortization of equipment under capital lease as of December 31, 2009 and 2008 was $4,566 and $2,459, respectively.

Note 6.  Intangible Assets

Intangible assets are as follows:
	December 31,
	2009	2008
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	66,017
	148,772	145,451
Less accumulated amortization	(90,554)	(75,636)
Net intangible assets	$58,218	$69,815

Amortization expense was $14,918 and $18,202 for the years ended December 31, 2009 and 2008, respectively.  Estimated amortization expense for the next five years is as follows:

2010	$8,258
2011	7,078
2012	5,396
2013	4,872
2014	4,522
Thereafter	28,092

Total	$58,218

Note 7.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at December 31, 2009 and matures in December 2010.  The line is secured by all business assets of AFT, an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $117,512 and $0 on the line of credit at December 31, 2009 and 2008, respectively.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Notes Payable

The Company uses short-term notes from NPESB for purposes of bulk purchases of inventory and project financing in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $1,250,000 and $1,000,000 of outstanding notes payable to NPESB with weighted average interest rates of 6.75% and 7.45% as of December 31, 2009 and 2008, respectively.

In December 2009, the Company also utilized unsecured, short-term financing from private investors (primarily existing shareholders) to fund operations.  These twelve month notes bear interest at 6.0%.  The Company had $470,000 of outstanding notes payable to these private investors at December 31, 2009.

Long-Term Debt Obligations

Long-term debt obligations are as follows:
	December 31,
	2009	2008
NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	$6,827	$17,302

NPESB – a term loan secured by all general business assets of AFT and unlimited continuing guarantee of ECC; interest rate of 6.75%, due on demand, monthly payments of $898	44,355	51,808

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	347,525	412,391

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	341,559	406,761

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payment of $4,499	393,935	439,545

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payment of $657	6,350	13,451

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and AFT guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $23,276 at December 31, 2009, balloons in August 2014; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	51,724	47,760

NPESB – an industrial revenue bond term loan, secured by real estate, ECC and AFT guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,776; debt was assumed by AFT from M&W as part of the land and building purchase on December 31, 2008	2,788,630	2,879,672

M&W LLC (related party) – an unsecured term loan, interest rate of 4.775%, due December 2015, quarterly payment of $24,493	996,340	1,045,328

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2009	2008
NPESB – a term loan secured by all general business assets of AFT and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405	311,514	430,000

Convertible notes payable ($1,395,000 face value) – see Note 8	608,772	246,851
	5,897,531	5,990,869

Less current portion of long-term obligations	(533,545)	(503,576)

Total long-term debt obligations, net of current portion	$5,363,986	$5,487,293

Maturities of long-term debt obligations are as follows:

2010	$533,545
2011	1,898,380
2012	631,588
2013	337,056
2014	268,492
Thereafter	3,014,698

Total	$6,683,759

On March 13, 2009, the Company executed an amendment to the credit agreement for the three industrial revenue bonds held by NPESB.  The amendment to the credit agreement includes the redefinition of the covenants attached to the bonds.  Under the terms of the amended credit agreement, the covenants apply to the Company and its subsidiaries on a consolidated basis.  The covenants require the consolidated Company to maintain (a) a Debt Service Coverage Ratio of not less than 1.25 to 1 and (b) a Total Indebtedness to Equity Ratio of not more than 3.5 to 1.0.

Debt Service Coverage Ratio is defined as the ratio of (i) EBITDA for the 12-month period ending on the measurement date to (ii) interest expenses plus principal payments coming due during the 12-month period beginning on the day after measurement.  EBITDA is defined as net income after taxes plus a) interest expense, b) federal, state and local taxes, c) depreciation and amortization expenses, and d) extraordinary losses minus extraordinary gains. The Company did not calculate this ratio at December 31, 2009 because the Company had recorded negative EBITDA for the previous 12-month period.

Total Indebtedness to Equity Ratio is defined as the ratio of all liabilities or obligations to Equity.  This ratio at December 31, 2009 has been calculated by the Company as follows:

Total current liabilities	$3,660,517
Long-term debt obligations, net of current portion	5,363,986
Total indebtedness	$9,024,503

Total stockholders’ equity	458,231
Total indebtedness to equity	19.7

As noted by the covenant calculations above, the Company was not in compliance with the debt covenants at December 31, 2009. On December 31, 2009, the Company received a letter from the lender waiving compliance with these covenants through September 30, 2010.  The next measurement date for these covenants will be December 31, 2010.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Convertible Notes Payable

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

The following table summarizes the convertible note balance as of December 31, 2009:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less: value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature	4,121,851

Less: conversion of debt to common stock	(3,875,000)

Balance at December 31, 2008	246,851

Plus: accretion of original issue discount from warrants and beneficial conversion feature	1,461,921

Less: conversion of debt to common stock	(1,100,000)

Balance at December 31, 2009	$608,772

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All outstanding convertible debentures at December 31, 2009 mature at various dates in 2011.  The $1,395,000 of maturities related to these debentures are included in the long-term debt maturities table found in Note 7.

The effective annual interest rate for the year ended December 31, 2009 and 2008 was 101% and 72%, respectively.  The rate is considerably higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 9.  Stockholders’ Equity

Converted Debt

In conjunction with the private placement of convertible debt in 2008, $1,100,000 and $3,875,000 of the debt was converted to common shares of the Company during the years ended December 31, 2009 and 2008, respectively, at $2.50 per share.  A total of 476,801 and 1,579,157 common shares were issued for the debt and related interest on the debt in 2009 and 2008, respectively.

Restricted Stock

During the year ended December 31, 2009, the Company issued 49,272 restricted common shares to officers valued at $150,000 for services rendered. Of these shares, 12,136 shares (valued at $37,500) remain unvested until April 28, 2010 and were recorded as deferred compensation.  Through December 31, 2009, amortization of the deferred compensation has totaled $25,000 and $12,500 remains as unearned compensation. All of the remaining shares vested immediately. Also, the Company established a compensation plan, payable in arrears, for its board of directors.  Pursuant to the plan, each director will receive $30,000 in restricted stock grants per year of service.  At December 31, 2009, shares issued to directors as compensation for services in 2009 totaled 9,975 and were valued at $37,500 for the service period January 2009 through May 2009.  An accrual for $97,500 for director and officer compensation for June 2009 through December 2009 has been recorded to accrued expenses. No director compensation was earned or paid during 2008.

Stock Options

On June 18, 2008, the Board of Directors approved the Company's 2008 Stock Incentive Plan ("the 2008 Plan") which reserves 3,300,000 shares of common stock, which officers, other key employees, and directors may be granted options to purchase shares of the Company's common stock at not less than the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to four years.  Vesting for all outstanding options is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years after the grant of the option. The 2008 plan was approved by a majority of the shareholders on August 29, 2008.   As of December 31, 2009 and 2008, there were no outstanding options under the 2008 Plan.

Note 10.  Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2009 and 2008:
	December 31,
	2009	2008
Currently payable (refundable)	$-	$-
Deferred tax expense (benefit)	1,855,000	(2,325,000)
	1,855,000	(2,325,000)
Establishment of the net deferred tax liabilities as of January 1, 2008 due to change in tax status	-	110,000
Total income tax expense (benefit)	$1,855,000	$(2,215,000)

At December 31, 2009, the Company reviewed all available evidence pertaining to the realization of recorded

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets.  Positive evidence available to the Company at December 31, 2009 supporting the realization of the recorded deferred tax assets included the historical operating profits of AFT and progress in new product development for AFT. Negative evidence available to the Company at December 31, 2009 included the continued significant operating losses recorded through December 31, 2009.  Based on the weighting of the positive and negative evidence, the Company concluded that a full valuation allowance was needed as of December 31, 2009.

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
Deferred tax assets:
Accounts receivable allowance	$75,000	$43,000
Inventory	17,000	-
Accruals and reserves	55,000	25,000
Fixed assets	476,000	485,000
Fair value of warrants	1,354,000	1,001,000
Net operating loss carryforwards	1,631,000	728,000
Total deferred tax assets	3,608,000	2,282,000

Deferred tax liabilities:
Accumulated depreciation and amortization	(33,000)	(105,000)
Beneficial conversion feature	(113,000)	(322,000)
Total deferred tax liabilities	(146,000)	(427,000)

Net deferred tax asset	$3,462,000	$1,855,000
Less: valuation allowance	(3,462,000)	-

Net deferred income tax assets	$-	$1,855,000

Deferred tax components included in the Company's balance sheet at December 31 are as follows:
	2009	2008

Net current deferred tax assets	$-	68,000
Net long-term deferred tax assets	-	1,787,000

Net deferred tax assets	$-	1,855,000

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $4,148,000 expiring in various years from 2028 through 2029.

The reconciliation of the tax provision (benefit) computed at the statutory rate to the effective tax rate is as follows for the years ended December 31:

	2009	2008
Statutory U.S. federal income tax rate	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	5.3	6.0
Permanent differences	(1.4)	(3.3)
Establishment of deferred tax liability due to tax status change	-	(1.7)
	37.9%	35.0%
Establishment of valuation allowance	(81.6)	-

Effective income tax rate	(43.7)%	35.0%

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Employee Benefit Plans

In January 2009, the Company began sponsoring a defined contribution savings plan that allows substantially all employees not covered by separate collective bargaining agreements to contribute a portion of their pre-tax and/or after-tax income up to statutory limits.  The plan requires the Company to match 50% of the participant’s contributions up to 6% of the participants’ compensation. The Company’s expense was   $64,976 for the year ended December 31, 2009.

Prior to 2009, the Company sponsored a Simple IRA plan which required the Company to match 100% of the eligible participant’s contributions up to 3% of the participant’s earned income.  The Company’s expense was $45,703 for the year ended December 31, 2008.

Note 12.  Related Party Transactions

Manufacturing and Office Facility Lease and Purchase

The Company leased its manufacturing facility at Commerce Drive, Wisconsin Rapids, Wisconsin with M&W which was considered a variable interest entity of the Company until December 30, 2008.  On December 31, 2008, the Company purchased the facility from M&W.  Total lease payments to M&W for the year ended December 31, 2008 was $420,000.

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

This transaction was accounted for as an asset purchase between two commonly controlled entities.  In accordance with the accounting standards for Business Combinations, when accounting for a transfer of assets between entities under common control, the entity that receives the net assets shall initially recognize the assets transferred at the carrying amounts on the date of transfer.  Any difference in the amount paid versus the historical cost of the assets transferred should be treated as an adjustment to equity.  As of the purchase date on December 31, 2008, the historical cost of the transferred assets on M&W’s books totaled $3,177,366.  The purchase price of $4,500,000 resulted in an excess purchase price of $1,322,634 over the historical cost of the transferred assets.  After establishing a deferred tax asset of $529,000 for the difference in basis between book and tax, the net adjustment to equity totaled $793,634.

For the year ended December 31, 2009, the Company paid interest expense to M&W on the building promissory note of $48,984.

Other Related Party Transactions

AFT purchased fiberglass pipe fittings from FPF totaling $393,117 and $150,605 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company has an accounts payable balance of $188,356 and $89,372, respectively, owed to FPF.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Commitments and Contingencies

Operating Leases

The Company leased office space in Hastings, MI for its Field Services Division through a lease that was established on March 1, 2008 for a one year term. Monthly lease payments were $925 and the lease was not renewed after the initial one year lease term.

Various other operating leases expiring through April 2013 were entered into for equipment, vehicles and temporary lodging during the years ended December 31, 2009 and 2008. At December 31, 2009, the monthly payment for all operating leases totals $5,963.

Future minimum operating lease payments for all leases for the years ending December 31 are as follows:

2010	$53,726
2011	46,376
2012	28,517
2013	4,597
2014	-
Total	$133,216

Purchase Commitments

At December 31, 2009, the Company had purchase commitments for capital expenditures in the amount of $184,667. These outstanding contractual purchase obligations are not recognized as liabilities in the consolidated financial statements as the amounts represent future obligations at December 31, 2009.

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

	Year Ended December 31, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$5,780,665	$2,551,121	$8,331,786
Cost of sales	5,073,703	1,777,522	6,851,225
Gross Profit	$706,962	$773,599	$1,480,561

	Year Ended December 31, 2008
	Products &	Service &
	Components	Installation	Total
Net sales	$5,860,421	$3,425,123	$9,285,544
Cost of sales	5,058,983	2,609,849	7,668,832
Gross Profit	$801,438	$815,274	$1,616,712

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Earnings (Loss) Per Share

The Company computes earnings per share using two different methods, basic and diluted, and present per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2009 and 2008:
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(6,099,586)	$(4,112,330)
Weighted average of common shares outstanding	42,050,299	28,903,102
Basic net earnings (loss) per share	$(0.15)	$(0.14)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(6,099,586)	$(4,112,330)
Weighted average of common shares outstanding	42,050,299	28,903,102
Convertible debentures (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	42,050,299	28,903,102

Diluted net income (loss) per share	$(0.15)	$(0.14)

(1)
At December 31, 2009 and 2008, there were outstanding convertible debentures equivalent to 558,000 and 998,000 common shares, respectively.  The convertible debentures are anti-dilutive at December 31, 2009 and 2008 and therefore, have been excluded from diluted earnings per share.

(2)
At December 31, 2009 and 2008, there were outstanding warrants equivalent to 2,548,000 common shares.  The warrants expire 3 years from their 2008 date of issuance and have an exercise price of $5.00 per share. The warrants are anti-dilutive at December 31, 2009 and 2008 and therefore, have been excluded from diluted earnings per share.

Note 16.  Reclassifications

Certain amounts in the December 31, 2008 financial statements have been reclassified to conform to the December 31, 2009 presentation. The reclassification had no effect on the December 31, 2008 cash flows, financial position or net loss, as originally reported.

Note 17.  Subsequent Events

Financing Transactions

On January 4, 2010, the Company issued a $30,000 unsecured, short-term note to a private investor.  This is a twelve month note bearing interest at 6.0%.

From January 20, 2010 to February 19, 2010, the Company paid off $1,000,000 of short-term notes payable with NPESB.  The notes carried an annual fixed interest rate of 6.75%.

On February 9, 2010, the Company issued a new short-term note to NPESB for $300,000 secured by certain customer purchase orders and related accounts receivable.  The note carries a term of 3 months and an annual fixed interest rate of 6.75%.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of currently outstanding common stock purchase warrants from $5.00 per share to $2.50 per share. The exercise price reduction is valid from March 22, 2010 through May 6, 2010. There are currently outstanding warrants equivalent to 2,548,000 common shares. Shares issued during the exercise price reduction period will be restricted shares subject to SEC Rule 144.  After May 6, 2010, any outstanding warrants will revert back to their original terms.  As of March 31, 2010, the Company has received commitments for up to $1,351,000 related to the exercise of up to 540,400 warrants to purchase our common stock at $2.50 per share from current warrant holders.  The Company has also received a commitment from a current shareholder on March 30, 2010 to loan the Company up to $1,500,000, if and only if the Company is not successful in raising at least $1,500,000 from the warrant holders by April 30, 2010.  The shareholder is only committing to covering the shortfall, if any.

Convertible Debt Transactions

As of March 31, 2010, an additional $25,000 of convertible debentures have converted to common stock of the Company.  The common shares issued by the Company for principal and interest upon conversion of these debentures totals 10,033 shares.

Stock Option Awards

In January 2010, the Company made stock option awards under the 2008 Stock Incentive Plan to 25 non-executive employees of the Company totaling 430,000 shares of the Company.  These awards vest ratably over a 4 year period from date of issuance.

Note 18.  Supplemental Disclosure of Cash Flow Information

	Years ended December 31,
	2009	2008
Supplemental disclosure of cash flow information:
Cash paid for interest	$387,528	$348,675

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$9,412	$1,113,001
Debt converted to common stock	$1,100,000	$3,875,000

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

On October 23, 2008, we engaged Carver Moquist & O’Connor, LLC (“Carver Moquist”)  (now known as Moquist Thorvilson Kaufman Kennedy & Pieper, LLC) as our new independent registered public accountants to audit our financial statements for the year ending December 31, 2008.  During the two most recent years and through the date hereof, we have not consulted with Carver Moquist regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Carver Moquist concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K or the related instructions thereto) or a reportable event.

Item 9A.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

As of the end of the period covered by this annual report on Form 10-K, we carried out any evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Principal Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

With the addition of new processes and procedures associated with the reverse acquisition of AFT in 2008, there were changes in our internal control over financial reporting that have materially affected our internal control over financial reporting.  These changes have included an increased requirement of business transaction review as AFT is an operating entity and an increased requirement of board oversight and review as we execute our growth strategy.  The acquisition of AFT added greater accounting and financial reporting resources, specifically accounting staff, to manage the transactional changes in our internal control over financial reporting.  Additionally, we have expanded our Board of Directors by two in 2009, including a financial expert, to provide appropriate levels of board oversight and review.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The information required is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2009, and is incorporated herein by reference.

Item 11.         Executive Compensation.

The information required is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2009, and is incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

The information required is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2009, and is incorporated herein by reference.

Item 14.         Principal Accounting Fees and Services.

The information required is incorporated herein by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2009, and is incorporated herein by reference.

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009 (7)
10.16	Employee Stock Purchase Plan (8)
16.1	Letter from Kyle L. Tingle to Securities and Exchange Commission dated October 23, 2008 (9)
21	List of subsidiaries
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
31.2	Rule 13a-14(a) Certification of Jeffrey S. Keuntjes
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffrey S. Keuntjes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.

(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Annual Report for the year ended December 31, 2008 on form 10-K filed March 31, 2009.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated June 2, 2009, filed June 5, 2009.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated October 23, 2008, filed October 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: March 31, 2010	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Samuel W. Fairchild Samuel W. Fairchild	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
/s/ Jeffrey S. Keuntjes Jeffrey S. Keuntjes	Vice President - Finance (Principal Financial and Accounting Officer)	March 31, 2010
/s/ Jamie Lee Mancl Jamie Lee Mancl	President and Director	March 31, 2010
/s/ Jennifer Lynn Mancl Jennifer Lynn Mancl	Vice President and Director	March 31, 2010
Daniel P. Wergin	Director
Thomas J. Klismith	Director
/s/ Timothy Sherlock Timothy Sherlock	Director	March 31, 2010
/s/ James F. Miller James F. Miller	Director	March 31, 2010