Form 10-Q
period 2010-03-31
ENERGY COMPOSITES Corp
filed 2010-05-17
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  42,414,132 shares as of May 12, 2010

ENERGY COMPOSITES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2010

ENERGY COMPOSITES CORPORATION
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$85,888	$281,809
Accounts receivable, net of allowance for doubtful
accounts of $135,000 in 2010 and $191,000 in 2009	994,068	2,512,934
Accounts receivable - related party	831	1,860
Inventories, net	846,373	592,987
Other current assets	87,523	120,123

Total current assets	2,014,683	3,509,713

Property and equipment, net	5,888,501	5,914,803

Intangible assets, net	56,095	58,218

Total assets	$7,959,279	$9,482,734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt obligations	$533,551	$533,545
Lines of credit - bank	83,476	117,512
Short-term notes payable	1,300,000	1,720,000
Accounts payable	539,502	468,374
Accounts payable - related party	112,043	188,356
Accrued expenses	310,454	259,549
Accrued payroll and payroll taxes	400,658	288,782
Customer deposits	76,769	84,399

Total current liabilities	3,356,453	3,660,517

Long-term debt obligations, net of current portion	5,344,096	5,363,986

Total liabilities	8,700,549	9,024,503

Stockholders' equity (deficit) :
Common stock - $.001 par value; 100,000,000 shares
authorized, 42,132,486 and 42,115,205 shares issued
and outstanding, respectively	42,132	42,115
Additional paid-in capital	10,562,381	10,365,292
Accumulated deficit	(11,345,783)	(9,949,176)

Total stockholders' equity (deficit)	(741,270)	458,231

Total liabilities and stockholders' equity (deficit)	$7,959,279	$9,482,734

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended March 31,
	2010	2009

Revenue	$759,605	$2,412,669

Cost of goods sold	731,911	1,968,202

Gross profit	27,694	444,467

Selling, general and administrative expenses	1,182,437	892,316

Loss from operations	(1,154,743)	(447,849)

Other income (expense):
Interest expense	(242,040)	(1,174,538)
Interest income	176	7,745

Total other income (expense)	(241,864)	(1,166,793)

Loss before provision (benefit) for income taxes	(1,396,607)	(1,614,642)

Income tax benefit	-	(624,000)

Net loss	$(1,396,607)	$(990,642)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding - basic and diluted	42,130,064	41,931,223

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited) For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,396,607)	$(990,642)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	114,443	103,765
Gain on sale of assets	-	(150)
Amortization of debt discount for imputed interest	1,027	948
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	128,104	1,049,213
Stock issued for interest payments	18,156	36,840
Stock issued for compensation	9,375	110,000
Stock option compensation expense	144,575	-
Deferred income taxes	-	(624,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,518,866	863,974
Accounts receivable - related party	1,029	-
Inventories, net	(253,386)	280,476
Other current assets	32,600	33,646
Accounts payable	71,128	(696,876)
Accounts payable - related party	(76,313)	68,116
Accrued expenses	50,905	(13,891)
Accrued payroll and payroll taxes	111,876	36,462
Customer deposits	(7,630)	(378,749)

Net cash provided by (used in) operating activities	468,148	(120,868)

Cash flows from investing activities:
Purchase of property and equipment	(86,018)	(75,130)
Proceeds from sale of property and equipment	-	150

Net cash used in investing activities	(86,018)	(74,980)

Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	(34,036)	-
Financing costs paid for long-term debt	-	(3,320)
Net borrowings (repayments) from short-term notes payable	(420,000)	200,000
Payments on long-term debt	(124,015)	(102,025)

Net cash provided by (used in) financing activities	(578,051)	94,655

Net decrease in cash and cash equivalents	(195,921)	(101,193)

Cash and cash equivalents:
Beginning of period	281,809	2,985,289

End of period	$85,888	$2,884,096

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by Energy Composites Corporation (“Company” or “ECC”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, it does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes included in the Company’s Form 10-K filed on March 31, 2010.

Nature of Business

ECC is a manufacturer, installer and marketer of fiberglass products which are sold throughout the United States, but primarily in the Midwest.  The Company also has a service division that provides installation and repair of various tank and piping systems.  The Company serves the paper, petro-chemical, water, waste-water, bio-fuel and power industries.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Advanced Fiberglass Technologies, Inc. (“AFT”) and Innovative Composite Solutions, LLC (“ICS”), after elimination of all intercompany accounts, transactions, and profits.

Concentrations of Risk

Cash Deposits: The Company maintains its cash in high-quality financial institutions.  The balances, at times, may exceed the federally insured limits.

Credit Risk and Major Customers:   Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required. The following is a schedule of significant sales to customers for the three months ended March 31, 2010 and 2009 and significant customer accounts receivable balances at March 31, 2010 and 2009:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2010	2009	2010	2009
1	25.1%	-%	17.6%	-%
2	19.8	-	8.5	-
3	1.3	60.3	15.8	49.2
4	3.6	11.8	9.7	2.1
5	-	10.6	-	-
	49.8%	82.7%	51.6%	51.3%

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

Segment Reporting

Through March 31, 2010, the Company provided products and services into one reportable operating segment, Industrial Tank and Piping. The results of our distribution company, ICS, are immaterial for purposes of segment reporting and are included in the Industrial Tank and Piping segment. The detail of products and service activity in this operating segment is further described in Note 12.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning January 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-1, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).”  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260.  This is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  There is no effect on the Company’s financial statements from the current adoption of this guidance.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.”  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  There is no effect on the Company’s financial statements from the current adoption of this guidance.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements.”  This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy.  In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3.  The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Note 2.                        Liquidity and Capital Resources

At March 31, 2010, the Company had cash on hand of $85,888, a working capital deficiency of $1,341,770, a net loss of $1,396,607 for the three months ended March 31, 2010, an accumulated deficit of $11,345,783, and total negative shareholders' equity of $741,270. The Company is continuing its efforts to improve the overall financial condition and results, including obtaining additional financing. On March 8, 2010, and as further discussed in Note 14, the Company’s Board of Directors approved the temporary reduction of the exercise price of outstanding warrants to $2.50 per share from $5.00 per share. The temporary exercise price reduction was valid from March 22, 2010 through May 6, 2010.  After May 6, 2010, the warrants reverted back to their original terms.  As of May 6, 2010, the Company had received $590,823 related to the exercise of 236,329 warrants to purchase our common stock at $2.50 per share from current warrant holders.

Note 3.  Inventories

Inventories consist of the following:
	March 31, 2010	December 31, 2009
Raw materials	$422,251	$312,710
Work in progress	424,122	289,731
Finished goods	-	-
Obsolescence reserve	-	(9,454)
Total	$846,373	$592,987

Note 4.  Property and Equipment, Net

Property and equipment are as follows:
	March 31, 2010	December 31, 2009
Land and improvements	$82,572	$82,572
Buildings and improvements	3,832,085	3,787,784
Machinery and equipment	2,503,805	2,496,015
Vehicles and trailers	369,717	369,717
Computer equipment	241,214	224,166
Furniture and office equipment	125,085	108,206
	7,154,478	7,068,460
Less accumulated depreciation	(1,265,977)	(1,153,657)
Net property and equipment	$5,888,501	$5,914,803

Depreciation expense was $112,320 and $97,212 for the three months ended March 31, 2010 and 2009, respectively.

The cost of equipment under capital lease as of March 31, 2010 and December 31, 2009 was $21,075.  The accumulated amortization of equipment under capital lease as of March 31, 2010 and December 31, 2009 was $5,093 and $4,566, respectively.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Intangible Assets

Intangible assets are as follows:
	March 31, 2010	December 31, 2009
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	69,338
	148,772	148,772
Less accumulated amortization	(92,677)	(90,554)
Net intangible assets	$56,095	$58,218

Amortization expense was $2,123 and $6,553 for the three months ended March 31, 2010 and 2009, respectively.  Estimated amortization expense for the next five years is as follows:

2010 - remaining	$6,168
2011	7,045
2012	5,396
2013	4,872
2014	4,522
Thereafter	28,092

Total	$56,095

Note 6.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at March 31, 2010 and matures in December 2010.  The line is secured by all business assets of AFT, an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $83,476 and $117,512 on the line of credit at March 31, 2010 and December 31, 2009, respectively.

Short-Term Notes Payable

The Company uses short-term notes from NPESB for purposes of bulk purchases of inventory and project financing in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $800,000 and $1,250,000 of outstanding notes payable to NPESB with weighted average interest rates of 6.75% and 6.75% as of March 31, 2010 and December 31, 2009, respectively.

The Company also utilizes unsecured, short-term financing from private investors (primarily existing shareholders) to fund operations.  These twelve month notes bear interest at 6.0%.  The Company had $500,000 and $470,000 of outstanding notes payable to these private investors at March 31, 2010 and December 31, 2009, respectively.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Obligations

Long-term debt obligations are as follows:
	March 31, 2010	December 31, 2009
NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	$4,096	$6,827

NPESB – a term loan secured by all general business assets of AFT and unlimited continuing guarantee of ECC; interest rate of 6.75%, due on demand, monthly payments of $898	42,356	44,355

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	330,647	347,525

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	324,593	341,559

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payment of $4,499	382,364	393,935

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payment of $657	4,487	6,350

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and AFT guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $22,249 at March 31, 2010, balloons in August 2014	52,751	51,724
NPESB – an industrial revenue bond term loan, secured by real estate, ECC and AFT guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,776	2,764,544	2,788,630
M&W LLC (related party) – an unsecured term loan, interest rate of 4.775%, due December 2015, quarterly payment of $24,493	983,566	996,340

NPESB – a term loan secured by all general business assets of AFT and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405	276,367	311,514

Convertible notes payable ($1,370,000 face value) – see Note 7	711,876	608,772
	5,877,647	5,897,531

Less current portion of long-term obligations	(533,551)	(533,545)

Total long-term debt obligations, net of current portion	$5,344,096	$5,363,986

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt obligations are as follows:

2010 - remaining	$409,530
2011	1,873,380
2012	631,588
2013	337,056
2014	268,492
Thereafter	3,015,725

Total	$6,535,771

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

Debt Service Coverage Ratio is defined as the ratio of (i) EBITDA for the 12-month period ending on the measurement date to (ii) interest expenses plus principal payments coming due during the 12-month period beginning on the day after measurement.  EBITDA is defined as net income after taxes plus a) interest expense, b) federal, state and local taxes, c) depreciation and amortization expenses, and d) extraordinary losses minus extraordinary gains. The Company did not calculate this ratio at March 31, 2010 because the Company had recorded negative EBITDA for the previous 12-month period.

Total Indebtedness to Equity Ratio is defined as the ratio of all liabilities or obligations to Equity.  The Company did not calculate this ratio at March 31, 2010 because the Company had recorded negative stockholders equity at March 31, 2010.

As of December 31, 2009 and March 31, 2010, the Company was not in compliance with various restrictive financial covenants relating to the industrial revenue bonds.  However, on December 31, 2009, the Company received a letter from the lender waiving compliance with these covenants through September 30, 2010.

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

The issued Warrants were deemed to have a relative fair market value of $4,068,422 which was recorded as a discount to the face value of the Debentures and as a credit to Additional Paid-In Capital and will be accreted to interest expense over the 3-year term of the warrants using the effective interest method.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrants.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the convertible note balance as of March 31, 2010:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less: value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature	5,583,772

Less: conversion of debt to common stock	(4,975,000)

Balance at December 31, 2009	608,772

Plus: accretion of original issue discount from warrants and beneficial conversion feature	128,104

Less: conversion of debt to common stock	(25,000)

Balance at March 31, 2010 (face value of $1,370,000)	$711,876

All outstanding convertible debentures at March 31, 2010 totaling $1,370,000 mature at various dates in 2011 and are included in the long-term debt maturities table found in Note 6.

The effective annual interest rate for the three months ended March 31, 2010 was 43%.  The rate is higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Stockholders’ Equity

Converted Debt

In conjunction with the private placement of convertible debt in 2008, $25,000 and $1,025,000 of the debt was converted to common shares of the Company during the three months ended March 31, 2010 and 2009, respectively, at $2.50 per share.  A total of 17,281 and 424,724 common shares were issued for the debt and related interest on the debt during the three months ended March 31, 2010 and 2009, respectively.

Restricted Stock

During the year ended December 31, 2009, the Company issued 49,272 restricted common shares to officers valued at $150,000 for services rendered. Of these shares, 12,136 shares (valued at $37,500) remained unvested until April 28, 2010 and were recorded as deferred compensation.  For the three months ended March 31, 2010, amortization of the deferred compensation totaled $9,375 and $3,125 remained as unearned compensation. All of the remaining shares vested immediately. Also, pursuant to the Company’s Director Compensation Plan an accrual for $37,500 for director stock compensation for January 2010 through March 2010 has been recorded to accrued expenses. This accrued expense will be settled with common stock of the Company in June, 2010.  For the three months ended March 31, 2009, accruals for director stock compensation totaled $22,500.

Stock Option Awards

In January 2010, the Company made stock option awards under the 2008 Stock Incentive Plan to 25 non-executive employees of the Company totaling 430,000 shares of the Company valued at $1,132,300 using the Black-Scholes-Merton pricing model.  These awards vest ratably over a 4 year period.  The Company expensed $144,575 for the three months ended March 31, 2010 related to these stock option awards.  The Company had $0 stock option expense for the three months ended March 31, 2009.

Note 9.  Income Taxes

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2010 and December 31, 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2009.

The income tax provision consisted of the following for the three months ended March 31, 2010 and 2009:
	March 31,
	2010	2009
Currently payable (refundable)	$-	$-
Deferred tax benefit	(547,000)	(624,000)
Valuation allowance	547,000	-
Total income tax benefit	$-	$(624,000)

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax components included in the Company’s balance sheet at March 31, 2010 and December 31, 2009 are as follows:
	March 31, 2010	December 31, 2009
Current deferred tax assets	$140,000	$143,000
Long-term deferred tax assets	3,869,000	3,319,000
Valuation allowance on net deferred tax assets	(4,009,000)	(3,462,000)
Net deferred tax assets	$-	$-

Note 10.  Related Party Transactions

For the three months ended March 31, 2010 and 2009, the Company paid interest expense to M&W Fiberglass (“M&W”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, on the building promissory note of $11,719 and $12,295, respectively.

For the three months ended March 31, 2010, the Company incurred interest expense on short-term promissory notes from shareholders totaling $7,382.

AFT purchased fiberglass pipe fittings from Fiberglass Piping & Fitting Company (“FPF”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareowner, totaling $18,821 and $88,834 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company has an accounts payable balance of $112,043 owed to FPF.

Note 11.  Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging. At March 31, 2010, the monthly payment for all operating leases totals $5,963.

Future minimum operating lease payments for all leases for the years ending December 31 are as follows:

2010 - remaining	$41,574
2011	46,376
2012	28,517
2013	4,597
2014	-
$121,064

Purchase Commitments

At March 31, 2010, the Company had purchase commitments for capital expenditures in the amount of $184,667. These outstanding contractual obligations are not recognized as liabilities in the consolidated financial statements as the amounts represent future obligations for equipment purchases at March 31, 2010.

Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, in the opinion of management, the resolution of such matters will not have a material effect on the Company’s financial position, results of operations, or cash flow.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Sales and Cost of Sales

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
	Three Months Ended March 31, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$626,212	$133,393	$759,605
Cost of sales	582,462	149,449	731,911
Gross profit (loss)	$43,750	$(16,056)	$27,694

	Three Months Ended March 31, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$2,230,617	$182,052	$2,412,669
Cost of sales	1,775,822	192,380	1,968,202
Gross profit (loss)	$454,795	$(10,328)	$444,467

Note 13.  Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009:
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,396,607)	$(990,642)
Weighted average of common shares outstanding	42,130,064	41,931,223
Basic net earnings (loss) per share	$(0.03)	$(0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,396,607)	$(990,642)
Weighted average of common shares outstanding	42,130,064	41,931,223
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	42,130,064	41,931,223

Diluted net income (loss) per share	$(0.03)	$(0.02)

(1)
At March 31, 2010 and 2009, there were outstanding convertible debentures equivalent to 548,000 and 588,000 common shares, respectively.  The convertible debentures are anti-dilutive at March 31, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

(2)
At March 31, 2010 and 2009, there were outstanding warrants equivalent to 2,548,000 common shares.  The warrants expire 3 years from their 2008 date of issuance. The warrants are anti-dilutive at March 31, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
At March 31, 2010 and 2009, there were outstanding option awards equivalent to 430,000 and 0 common shares, respectively.  These options vest ratably over a 4 year period.  The options are anti-dilutive at March 31, 2010 and therefore, have been excluded from diluted earnings per share.

Note 14.  Subsequent Events

Financing Transactions

On April 14, 2010, the Company issued a new short-term note to NPESB for $68,634 secured by certain customer purchase orders and related inventory and accounts receivable.  The note carries a term of one month and an annual fixed interest rate of 6.75%.

On April 29, 2010, the Company issued a new short-term note to NPESB for $200,000 secured by certain customer purchase orders and related accounts receivable.  The note carries a term of one month and an annual fixed interest rate of 6.75%.

On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of currently outstanding common stock purchase warrants from $5.00 per share to $2.50 per share. The exercise price reduction was valid from March 22, 2010 through May 6, 2010. At March 31, 2010 there were outstanding warrants equivalent to 2,548,000 common shares. Shares issued during the exercise price reduction period are restricted shares subject to SEC Rule 144.  After May 6, 2010, any outstanding warrants reverted back to their original terms.  Subsequent to March 31, 2010, the Company received $590,823 related to the exercise of 236,329 warrants to purchase our common stock at $2.50 per share from current warrant holders.

Convertible Debt Transactions

Subsequent to March 31, 2010, an additional $50,000 of convertible debentures have converted to common stock of the Company.  The common shares issued by the Company for principal and interest upon conversion of these debentures totaled 20,201 shares.

Real Estate Purchase

On April 30, 2010, the Company purchased 94 acres of land from the City of Wisconsin Rapids as part of the Company’s WindFiber™ expansion.  The purchase price of the land was $47,735.

Note 15.  Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$93,263	$103,265

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$-	$9,412
Debt converted to common stock	$25,000	$1,025,000

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed March 31, 2010, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in this report.  The accounting policies and estimates described in this report should be read in conjunction with Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, which includes a discussion of the policies identified in this report and other significant accounting policies.

Overview

Energy Composites Corporation (“we,” “us,” “our,” or the “Company”), a Nevada corporation, is a manufacturer of composite structures and vessels for a range of clean technology industries.  Based on our research of companies in this sector, we believe we have the Midwest’s largest and most automated manufacturing capabilities with our world-class, automated 73,000 square foot climate-controlled manufacturing facility in Wisconsin Rapids, Wisconsin.

The Company has two operating subsidiaries as follows:

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

Innovative Composite Solutions, LLC. In June 2009, further executing our growth strategy, we established Innovative Composite Solutions, LLC (“ICS”) as a wholly-owned subsidiary of Energy Composites Corporation.  ICS serves as our distribution arm for resins and composite materials.  As of March 31, 2010, the operating results of ICS are immaterial to the Company and are included in the Industrial Tank and Piping reporting segment under the Products category.

Results of Operations

The following table summarizes the net sales and related cost of sales/services for the Company’s product and service offerings.  The Company does not consider the product and service components of their business to be reportable operating segments because the financial results of each component are not separately evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	Three Months Ended March 31, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$626,212	$133,393	$759,605
Cost of sales	582,462	149,449	731,911
Gross profit (loss)	$43,750	$(16,056)	$27,694

Gross profit/(loss) % of sales	7.0%	(12.0%)	3.6%

	Three Months Ended March 31, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$2,230,617	$182,052	$2,412,669
Cost of sales	1,775,822	192,380	1,968,202
Gross profit/(loss)	$454,795	$(10,328)	$444,467

Gross profit/(loss) % of sales	20.4%	(5.7%)	18.4%

Revenue

During the three months ended March 31, 2010, we recorded revenue from product sales of $626,212, a decrease from the three month period ended March 31, 2009 of $1,604,405 or 72%.  Revenue from field services was $133,393 for the three months ended March 31, 2010, a decrease from the three-month period ended March 31, 2009 of $48,659 or 27%.  The decrease in product revenue was largely driven by the absence of a major contract and reduced or delayed orders from our leading corrosion customers during the three months ended March 31, 2010.  This was partially offset by smaller product contracts from new customers completed in the quarter.  The Company completed a major tank contract with a chlor-alkali producer during the three months ended March 31, 2009 valued at approximately $1.4 million.  The decrease in service revenue was primarily driven by the timing of outage-related work as several customers have postponed planned maintenance, repair and overhaul work.

Cost of goods sold

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

For the three months ended March 31, 2010, our cost of materials decreased to 26% of revenue from 29% of revenue for the three months ended March 31, 2009.  The decrease in materials as a percent of revenue was primarily sales mix driven as service revenue, which typically requires lower material content, was 18% of total revenue for the three months ended March 31, 2010, compared to 8% for the three months ended March 31, 2009.

Our cost of labor increased to 36% of revenue for the three months ended March 31, 2010 compared to 31% of revenue for the comparable period in 2009.  The increase in labor cost as a percent of sales for the first quarter 2010 was also attributable to the greater mix of sales in the service category as well as a lesser rate of absorption of indirect labor costs given the lower total revenue.

Manufacturing overhead increased from 21% of revenue during the first quarter of 2009 to 34% in the first quarter 2010.  The primary driver of the increase in manufacturing overhead, as a percent of revenue, was the lower total revenue in the quarter and resulting lower absorption of indirect manufacturing costs.  Additionally, the increased mix of field service activity generated a higher mix of travel and lodging costs compared to total cost of sales.

Selling, general & administrative expenses

Selling, general and administrative expenses increased from $892,316 during the three months ended March 31, 2009, to $1,182,437 during the three months ended March 31, 2010.  The increase in our selling, general and administrative expenses is driven by our continued investment in our growth strategy, notably our investment in our WindFiber™ strategy and planned construction of a wind blade plant in Wisconsin Rapids within the next 12 months, increased sales and sales support staff, and the creation of ICS as our resin and composites materials distribution arm in June 2009.  Additionally, we recorded employee and director stock and stock option compensation expense of $200,825 during the three months ended March 31, 2010, compared to $119,375 during the three months ended March 31, 2009.  These additional expenses represent the platform we are creating to manage and drive our strategic growth.

Other income (expense)

Other income and expense consists of interest income and interest expense which includes non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Total interest expense for the three months ended March 31, 2010 and 2009 was $242,040 and $1,174,538, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $128,104 and $1,049,213 for the three months ended March 31, 2010 and 2009, respectively.  The remaining decrease in interest expense in 2010 compared to 2009 is attributable to decreased long-term debt borrowings and lower levels of outstanding convertible debt in 2010 compared to the prior year.  For the three months ended March 31, 2010 and 2009, interest expense was partially offset by bank interest income of $176 and $7,745, respectively.

Income tax benefit

For the three months ended March 31, 2010, $547,000 of net income tax benefit was recorded relative to net operating losses generated and timing differences between financial and income tax reporting.  Significant components of the income tax benefit include the net operating losses, fair value of warrants and temporary timing differences of fixed assets, WindFiber™ start-up costs, accruals and reserves.  The net income tax benefit was offset by a full valuation allowance of $547,000 resulting in a net income tax benefit of $0 for the three months ended March 31, 2010.

For the three months ended March 31, 2009, $624,000 of net income tax benefit was recorded relative to net operating losses and timing differences between financial and income tax reporting.  A valuation allowance was not recorded during the three months ended March 31, 2009, therefore the net income tax benefit was $624,000 for the three months ended March 31, 2009.

Net loss

Net loss increased from $990,642 during the three months ended March 31, 2009, to $1,396,607 for the three months ended March 31, 2010.  The increase in our 2010 net loss stems from our continued investment in our growth strategy, a pause and delay in major contract activity in our corrosion business, and continued recessionary economic pressures.  Additionally, we have increased our investment in our sales infrastructure adding selling, general and administrative costs.  The economic downturn continues to place pressure on our pricing strategy as our customers become more sensitive to price and delay outage-related projects.  We anticipate these delayed projects to recommence once the capital goods economy strengthens.  We continue to pursue our four-part strategy to expand and diversify our business.  We believe that our increasing involvement in the wind energy industry and other market segments will also position our Company to profit when and as the economy recovers and expands.

Liquidity and Capital Resources

Our liquidity and capital resources continue to be driven by our growth strategy as well.  We have invested in our plant and equipment to significantly diversify our manufacturing capability, both in-house and on-client-site.  As a result of our expansion efforts, we believe we are well positioned to take advantage of market opportunities and to introduce our products and services into emerging markets like wind energy.

To capitalize on our expanding manufacturing capabilities, we have made significant investments in our sales personnel adding both sales representatives and new sales territories, marketing programs, our new WindFiber™ strategy, and our new raw materials distribution arm, ICS.  With these expenditures, we have increased our visibility in our existing markets and have captured early attention from major targeted customers within the wind energy market and in our core markets.  Furthermore, we anticipate field service revenues will begin to increase consistent with historical seasonal trends as major manufacturers complete planned and re-scheduled maintenance, repair and overhaul activities and as the economy recovers.

Our primary sources of liquidity to fund our growth strategy are cash generated from operations and short and long-term term financing arrangements.  As of March 31, 2010, cash and cash equivalents totaled $85,888 and the Company had a working capital deficit of $1,341,770.

Operating Cash Flows

Operating activities provided $468,148 during the three months ended March 31, 2010 compared to cash used of $120,868 during the three months ended March 31, 2009.  The improvement in net cash flow from operating activities in 2010 relative to 2009 was due primarily to the significant decrease in accounts receivable related to the major tank and piping contract we completed in 2009 and the timing and management of cash requirements associated with accounts payable.  This was partially offset by cash used to increase material and work-in-process inventories related to upcoming contracts and the increase in the overall net loss for the three months ended March 31, 2010.

Investing Cash Flows

Investing activities used $86,018 and $74,980 of cash for the three months ended March 31, 2010 and 2009, respectively.  The primary use of cash in investing activities in 2010 has been investments made in building designs related to our planned wind blade plant in Wisconsin Rapids and additional manufacturing equipment.  The primary use of cash in investing activities in 2009 was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as the purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities used $578,051 during the three months ended March 31, 2010.  Net payments on short-term debt and lines of credit totaled $454,036 and net payments on long-term debt totaled $124,015.  For the three months ended March 31, 2009, financing activities provided $94,655.  Net borrowing from short-term notes was $200,000 and net payments on long-term debt and financing costs were $105,345.

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

At March 31, 2010, Debentures totaling $1,370,000 remain outstanding and will become due during the last part of 2011.  $5,000,000 of Debentures has been converted to common stock as of March 31, 2010.  Many Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  We believe that the growth of our business through the implementation of our growth strategy will improve the value of our stock and motivate the remaining Debenture holders to convert their debt into stock which will further reduce our cash requirements to settle the debt in 2011.  We also anticipate that the Debenture holders will exercise their Warrants when and if the value of our stock increases above $5.00 per share.  The money we raise from the exercise of Warrants, if any, will be used to continue our growth strategy.

Warrant Financing

On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of currently outstanding common stock purchase warrants from $5.00 per share to $2.50 per share. The exercise price reduction was valid from March 22, 2010 through May 6, 2010. At March 31, 2010, there were outstanding warrants equivalent to 2,548,000 common shares. Shares issued during the exercise price reduction period are restricted shares subject to SEC Rule 144.  After May 6, 2010, any outstanding warrants reverted back to their original terms.  As of May 6, 2010, the Company received $590,823 related to the exercise of 236,329 warrants to purchase our common stock at $2.50 per share from current warrant holders.

Other Debt Activity

On April 14, 2010, the Company issued a new short-term note to NPESB for $68,634 secured by certain customer purchase orders and related inventory and accounts receivable.  The note carries a term of one month and an annual fixed interest rate of 6.75%.

On April 29, 2010, the Company issued a new short-term note to NPESB for $200,000 secured by certain customer purchase orders and related accounts receivable.  The note carries a term of one month and an annual fixed interest rate of 6.75%.

Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging. At March 31, 2010, the monthly payment for all operating leases totals $5,963.

Going Forward

We have developed a four-part strategy to expand our business and profitability, defined in our 2009 Annual Report on Form 10-K.  While we have begun to implement our four-part growth strategy, we will require additional equity and debt financing to pursue our WindFiber™ strategy over the next 12 months, including the construction of a new wind blade production plant, the equipping of the production lines, training of employee-associates, and WindFiber™-related working capital.  While we anticipate a substantial portion of our WindFiber™ financing requirements will be met with subsidized or otherwise advantaged debt financing, it will be necessary to support such financing with a tranche of supplemental equity.  If our cash flow from operations is insufficient to fund debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4T.                      Controls and Procedures

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

Item 1A.   Risk Factors

Not applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2010, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
January 1, 2010	30 accredited investors	7,248 shares of common stock	$18,120 of accrued interest paid to debenture holders
January 22, 2010	1 accredited investor	10,033 shares of common stock	Conversion of debenture in the principal amount of $25,000 and payment of $82.19 of accrued interest

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
______________
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

ENERGY COMPOSITES CORPORATION

Dated: May 17, 2010	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, Chief Executive Officer

Dated: May 17, 2010	By:	/s/ Jeffrey S. Keuntjes
Jeffrey S. Keuntjes, Vice President – Finance