Form 10-Q
period 2010-06-30
ENERGY COMPOSITES Corp
filed 2010-08-16
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  42,804,622 shares as of August 13, 2010

ENERGY COMPOSITES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2010

ENERGY COMPOSITES CORPORATION

CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash	$55,091	$281,809
Accounts receivable, net of allowance for doubtful
accounts of $154,000 in 2010 and $191,000 in 2009	1,461,322	2,512,934
Accounts receivable - related party	2,669	1,860
Inventories, net	836,384	592,987
Other current assets	57,156	120,123

Total current assets	2,412,622	3,509,713

Property and equipment, net	6,329,739	5,914,803

Intangible assets, net	53,861	58,218

Total assets	$8,796,222	$9,482,734

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt obligations	$533,699	$533,545
Line of credit - bank	98,315	117,512
Short-term notes payable	1,500,000	1,720,000
Accounts payable	737,977	468,374
Accounts payable - related party	123,551	188,356
Accrued expenses	216,758	259,549
Accrued payroll and payroll taxes	314,320	288,782
Customer deposits	159,294	84,399

Total current liabilities	3,683,914	3,660,517

Long-term debt obligations, net of current portion	5,342,798	5,363,986
Deferred income - land purchase	429,494	-

Total liabilities	9,456,206	9,024,503

Stockholders' equity (deficit):
Common stock - $.001 par value; 100,000,000 shares
authorized, 42,447,862 and 42,115,205 shares issued
and outstanding, respectively	42,448	42,115
Additional paid-in capital	11,478,575	10,365,292
Accumulated deficit	(12,181,007)	(9,949,176)

Total stockholders' equity (deficit)	(659,984)	458,231

Total liabilities and stockholders' equity (deficit)	$8,796,222	$9,482,734

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$2,064,991	$1,936,656	$2,824,596	$4,349,325

Cost of goods sold	1,395,354	1,765,262	2,127,265	3,733,464

Gross profit	669,637	171,394	697,331	615,861

Selling, general and administrative expenses	1,215,577	881,846	2,398,014	1,774,162

Loss from operations	(545,940)	(710,452)	(1,700,683)	(1,158,301)

Other income (expense):
Interest expense	(289,317)	(277,378)	(531,357)	(1,451,916)
Interest income	33	4,049	209	11,794

Total other income (expense)	(289,284)	(273,329)	(531,148)	(1,440,122)

Loss before provision (benefit) for income taxes	(835,224)	(983,781)	(2,231,831)	(2,598,423)

Income tax benefit	-	(404,000)	-	(1,028,000)

Net loss	$(835,224)	$(579,781)	$(2,231,831)	$(1,570,423)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.04)

Weighted average shares outstanding - basic and diluted	42,328,662	42,061,142	42,229,912	41,996,541

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,231,831)	$(1,570,423)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	233,725	204,329
(Gain) loss on asset disposal	3,205	(650)
Amortization of debt discount for imputed interest	2,085	1,926
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	300,335	1,208,958
Stock issued for interest payments	35,597	55,541
Stock issued for compensation	188,125	156,250
Stock option compensation expense	224,071	-
Deferred income taxes	-	(1,028,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,051,612	1,173,175
Accounts receivable - related party	(809)	-
Inventories, net	(243,397)	205,270
Other current assets	62,967	(33,382)
Accounts payable	269,603	(972,653)
Accounts payable - related party	(64,805)	122,065
Accrued expenses	(42,791)	624
Accrued payroll and payroll taxes	25,538	104,256
Customer deposits	74,895	(197,122)

Net cash used in operating activities	(111,875)	(569,836)

Cash flows from investing activities:
Purchase of property and equipment	(218,015)	(384,981)
Proceeds from sale of property and equipment	-	650

Net cash used in investing activities	(218,015)	(384,331)

Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	(19,197)	163,074
Financing costs paid for long-term debt	-	(3,320)
Net borrowings (repayments) from short-term notes payable	(220,000)	350,000
Payments on long-term debt	(248,454)	(228,202)
Proceeds from exercise of warrants	590,823	-

Net cash provided by financing activities	103,172	281,552

Net decrease in cash and cash equivalents	(226,718)	(672,615)

Cash and cash equivalents:
Beginning of period	281,809	2,985,289

End of period	$55,091	$2,312,674

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

Credit Risk and Major Customers:   Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required. The following is a schedule of significant sales to customers for the six months ended June 30, 2010 and 2009 and significant customer accounts receivable balances at June 30, 2010 and 2009:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2010	2009	2010	2009
1	24.4%	7.4%	39.8%	20.0%
2	13.9	0.9	14.2	-
3	1.0	12.9	6.8	15.0
4	1.1	58.7	0.1	32.1
5	-	-	7.8	10.1
	40.4%	79.9%	68.7%	77.2%

Labor Force:   A significant part of the Company’s production labor force is covered by two collective bargaining agreements which expire in May 2012.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of balance sheet presentation, the Company considers all unrestricted demand deposits, money market funds, savings funds and investments with an original maturity of three months or less to be cash and cash equivalents.

Segment Reporting

Through June 30, 2010, the Company provided products and services into one reportable operating segment, Industrial Tank and Piping. The results of our distribution company, ICS, are immaterial for purposes of segment reporting and are included in the Industrial Tank and Piping segment. The detail of products and service activity in this operating segment is further described in Note 12.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning January 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

In January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.”  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts Financial Accounting Standard (FAS) 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009.  The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  There is no effect on the Company’s financial statements from the current adoption of this guidance.

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

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Liquidity and Capital Resources

At June 30, 2010, the Company had cash on hand of $55,091, a working capital deficiency of $1,271,292, a net loss of $2,231,831 for the six months ended June 30, 2010, an accumulated deficit of $12,181,007, and total negative shareholders' equity of $659,984. The Company is continuing its efforts to improve the overall financial condition and results, including obtaining additional financing and restructuring certain debt arrangements as detailed in Note 14.  On March 8, 2010, and as further discussed in Note 8, the Company’s Board of Directors approved the temporary reduction of the exercise price of outstanding warrants to $2.50 per share from $5.00 per share. The temporary exercise price reduction was valid from March 22, 2010 through May 6, 2010.  After May 6, 2010, the warrants reverted back to their original terms.  As of May 6, 2010, the Company had received $590,823 related to the exercise of 236,329 warrants to purchase our common stock at $2.50 per share from current warrant holders.  The Company needs to receive additional financing within the near term in order to continue its pace of selling, general and administrative spending and keep the WindFiber™ project moving forward.  If additional funding is not received, the Company will have to reduce selling, general and administrative costs, including costs associated with the WindFiber™ project.

Note 3.  Inventories

Inventories consist of the following:
	June 30, 2010	December 31, 2009
Raw materials	$421,679	$312,710
Work in progress	414,705	289,731
Finished goods	-	-
Obsolescence reserve	-	(9,454)
Total	$836,384	$592,987

Note 4.  Property and Equipment, Net

Property and equipment are as follows:
	June 30, 2010	December 31, 2009
Land and improvements	$568,242	$82,572
Buildings and improvements	3,868,980	3,787,784
Machinery and equipment	2,507,896	2,496,015
Vehicles and trailers	373,015	369,717
Computer equipment	249,284	224,166
Furniture and office equipment	138,128	108,206
	7,705,545	7,068,460
Less accumulated depreciation	(1,375,806)	(1,153,657)
Net property and equipment	$6,329,739	$5,914,803

Depreciation expense was $117,048 and $98,165 for the three months ended June 30, 2010 and 2009, respectively.  Depreciation expense was $229,368 and $195,377 for the six months ended June 30, 2010 and 2009, respectively.

The cost of equipment under capital lease as of June 30, 2010 and December 31, 2009 was $21,075.  The accumulated amortization of equipment under capital lease as of June 30, 2010 and December 31, 2009 was $5,620 and $4,566, respectively.

Real Estate Purchase

On April 30, 2010, the Company purchased approximately 94 acres of land from the City of Wisconsin Rapids as part of the Company’s WindFiber™ expansion.  The purchase price of the land was $47,735.  Because the purchase price of the real estate was well below estimated fair market values, the real estate was recorded at estimated market value of $5,000 per acre.  The excess fair market value of $429,424, was recorded to Deferred

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income – Land Purchase and will be amortized over the life of the planned manufacturing plant to be built once funding is obtained.

Note 5.  Intangible Assets

Intangible assets are as follows:
	June 30, 2010	December 31, 2009
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	69,338
	148,772	148,772
Less accumulated amortization	(94,911)	(90,554)
Net intangible assets	$53,861	$58,218

Amortization expense was $2,234 and $2,399 for the three months ended June 30, 2010 and 2009, respectively.  Amortization expense was $4,357 and $8,952 for the six months ended June 30, 2010 and 2009, respectively.  Estimated amortization expense for the next five years is as follows:

2010 - remaining	$4,155
2011	6,825
2012	5,396
2013	4,872
2014	3,172
Thereafter	29,441

Total	$53,861

Note 6.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at June 30, 2010 and matures in December 2010.  The line is secured by all business assets of AFT, an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $98,315 and $117,512 on the line of credit at June 30, 2010 and December 31, 2009, respectively.

Short-Term Notes Payable

The Company uses short-term notes from NPESB for purposes of bulk purchases of inventory and project financing in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $1,000,000 and $1,250,000 of outstanding notes payable to NPESB with weighted average interest rates of 6.75% and 6.75% as of June 30, 2010 and December 31, 2009, respectively.

The Company also utilizes unsecured, short-term financing from private investors (primarily existing shareholders) to fund operations.  These twelve month notes bear interest at 6.0%.  The Company had $500,000 and $470,000 of outstanding notes payable to these private investors at June 30, 2010 and December 31, 2009, respectively.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Obligations

Long-term debt obligations are as follows:
	June 30, 2010	December 31, 2009
NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	$ 1,310	$ 6,827

NPESB – a term loan secured by all general business assets of AFT and unlimited continuing guarantee of ECC; interest rate of 6.75%, due on demand, monthly payments of $898	40,350	44,355

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	313,625	347,525

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	307,482	341,559

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payment of $4,499	370,776	393,935

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payment of $657	2,589	6,350

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and AFT guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $21,190 at June 30, 2010, balloons in August 2014	53,810	51,724

NPESB – an industrial revenue bond term loan, secured by real estate, ECC and AFT guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,776	2,740,963	2,788,630

M&W LLC (related party) – an unsecured term loan, interest rate of 4.775%, due December 2015, quarterly payment of $24,493	970,770	996,340

NPESB – a term loan secured by all general business assets of AFT and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405	240,715	311,514

Convertible notes payable ($1,320,000 face value) – see Note 7	834,107	608,772
	5,876,497	5,897,531

Less current portion of long-term obligations	(533,699)	(533,545)

Total long-term debt obligations, net of current portion	$ 5,342,798	$ 5,363,986

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt obligations are as follows:

2010 - remaining	$285,090
2011	1,823,380
2012	631,588
2013	337,056
2014	268,492
Thereafter	3,016,784

Total	$6,362,390

On March 13, 2009, the Company executed an amendment to the credit agreement for the three industrial revenue bonds held by NPESB.  The amendment to the credit agreement includes the redefinition of the covenants attached to the bonds.  Under the terms of the amended credit agreement, the covenants apply to the Company and its subsidiaries on a consolidated basis.  The quarterly covenants require the consolidated Company to maintain (a) a Debt Service Coverage Ratio of not less than 1.25 to 1 and (b) a Total Indebtedness to Equity Ratio of not more than 3.5 to 1.0.

Debt Service Coverage Ratio is defined as the ratio of (i) EBITDA for the 12-month period ending on the measurement date to (ii) interest expenses plus principal payments coming due during the 12-month period beginning on the day after measurement.  EBITDA is defined as net income after taxes plus a) interest expense, b) federal, state and local taxes, c) depreciation and amortization expenses, and d) extraordinary losses minus extraordinary gains. The Company did not calculate this ratio at June 30, 2010 because the Company had recorded negative EBITDA for the previous 12-month period.

Total Indebtedness to Equity Ratio is defined as the ratio of all liabilities or obligations to Equity.  The Company did not calculate this ratio at June 30, 2010 because the Company had recorded negative stockholders equity at June 30, 2010.

As of December 31, 2009 and June 30, 2010, the Company was not in compliance with various restrictive financial covenants relating to the industrial revenue bonds. However, on December 31, 2009, the Company received a letter from the lender waiving compliance with these covenants through September 30, 2010.

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

The following table summarizes the convertible note balance as of June 30, 2010:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less: value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature	5,583,772

Less: conversion of debt to common stock	(4,975,000)

Balance at December 31, 2009	608,772

Plus: accretion of original issue discount from warrants and beneficial conversion feature	300,335

Less: conversion of debt to common stock	(75,000)

Balance at June 30, 2010 (face value $1,320,000)	$834,107

All outstanding convertible debentures at June 30, 2010 totaling $1,320,000 mature at various dates in 2011 and are included in the long-term debt maturities table found in Note 6.

The effective annual interest rate for the six months ended June 30, 2010 was 44%.  The rate is higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 8.  Stockholders’ Equity

Converted Debt

In conjunction with the private placement of convertible debt in 2008, $75,000 and $1,075,000 of the debt was converted to common shares of the Company during the six months ended June 30, 2010 and 2009, respectively, at $2.50 per share.  A total of 44,261 and 452,228 common shares were issued for the debt and related interest on the debt during the six months ended June 30, 2010 and 2009, respectively.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of currently outstanding common stock purchase warrants from $5.00 per share to $2.50 per share in order to help raise additional capital for the Company. The exercise price reduction was valid from March 22, 2010 through May 6, 2010.  Shares issued during the exercise price reduction period are restricted shares subject to SEC Rule 144.  After May 6, 2010, any outstanding warrants reverted back to their original terms.  During the three months ended June 30, 2010, the Company received $590,823 related to the exercise of 236,329 warrants to purchase our common stock at $2.50 per share from current warrant holders.  As of June 30, 2010, there were 2,311,671 warrants outstanding.

Convertible Debt Transactions

Subsequent to June 30, 2010, an additional $25,000 of convertible debentures have converted to common stock of the Company.  The common shares issued by the Company for principal and interest upon conversion of these debentures totaled 10,150 shares.

Restricted Stock

During the year ended December 31, 2009, the Company issued 49,272 restricted common shares to officers valued at $150,000 for services rendered. Of these shares, 12,136 shares (valued at $37,500) remained unvested until April 28, 2010 and were recorded as deferred compensation.  For the six months ended June 30, 2010, amortization of the deferred compensation related to these shares totaled $12,500.  All of the remaining shares vested immediately.  On April 28, 2010, the Company issued 18,337 restricted common shares to an officer valued at $75,000 for services rendered.  Of these shares, 9,168 shares (valued at $37,500) remain unvested until April 28, 2011 and were recorded as deferred compensation.  For the six months ended June 30, 2010, amortization of the deferred compensation related to these shares totaled $6,250, leaving an unamortized balance of $31,250 at June 30, 2010.

Pursuant to the Company’s Director Compensation Plan, the Company, on June 22, 2010, issued 33,730 restricted common shares to directors valued at $131,875 for services rendered for the time period June 2009 through May 2010 which has been accrued for on a monthly basis.  An accrual for $15,000 for director stock compensation for June 2010 has been recorded to accrued expenses. This accrued expense will be settled with common stock of the Company in June, 2011.  The values were determined using an average of the share price on the last trading day of each month over the requisite service period.

Stock Option Awards

In January 2010, the Company made stock option awards under the 2008 Stock Incentive Plan to 25 non-executive employees of the Company totaling 430,000 shares of the Company valued at $1,132,000 using the Black-Scholes-Merton pricing model.  These awards vest ratably over a 4 year period. The Company expensed $224,071 for the six months ended June 30, 2010 related to these stock option awards.  The Company had $0 stock option expense for the six months ended June 30, 2009.

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

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2010 and December 31, 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2009.

The income tax provision consisted of the following for the three months ended June 30, 2010 and 2009:

	June 30,
	2010	2009
Currently payable (refundable)	$-	$-
Deferred tax benefit	(290,000)	(404,000)
Valuation allowance	290,000	-
Total income tax benefit	$-	$(404,000)

The income tax provision consisted of the following for the six months ended June 30, 2010 and 2009:

	June 30,
	2010	2009
Currently payable (refundable)	$-	$-
Deferred tax benefit	(837,000)	(1,028,000)
Valuation allowance	837,000	-
Total income tax benefit	$-	$(1,028,000)

Deferred tax components included in the Company’s balance sheet at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Current deferred tax assets	$110,000	$143,000
Long-term deferred tax assets	4,189,000	3,319,000
Valuation allowance on net deferred tax assets	(4,299,000)	(3,462,000)
Net deferred tax assets	$-	$-

Note 10.  Related Party Transactions

For the six months ended June 30, 2010 and 2009, the Company paid interest expense to M&W Fiberglass (“M&W”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, on the building promissory note of $23,417 and $24,581, respectively.

For the six months ended June 30, 2010, the Company incurred interest expense on short-term promissory notes from shareholders totaling $14,862.

AFT purchased fiberglass pipe fittings from Fiberglass Piping & Fitting Company (“FPF”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, totaling $30,329 and $291,107 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company has an accounts payable balance of $123,551 owed to FPF.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging. At June 30, 2010, the monthly payment for all operating leases totals $5,963.

Future minimum operating lease payments for all leases for the years ending December 31 are as follows:

2010 - remaining	$29,422
2011	46,376
2012	28,517
2013	4,597
2014	-
$108,912

Purchase Commitments

At June 30, 2010, the Company had purchase commitments for capital expenditures in the amount of $184,667. These outstanding contractual obligations are not recognized as liabilities in the consolidated financial statements as the amounts represent future obligations for equipment purchases at June 30, 2010.

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

	Three Months Ended June 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$817,275	$1,247,716	$2,064,991
Cost of sales	861,663	533,691	1,395,354
Gross profit (loss)	$(44,388)	$714,025	$669,637

	Three Months Ended June 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$1,392,398	$544,258	$1,936,656
Cost of sales	1,542,279	222,983	1,765,262
Gross profit (loss)	$(149,881)	$321,275	$171,394

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$1,443,487	$1,381,109	$2,824,596
Cost of sales	1,444,125	683,140	2,127,265
Gross profit (loss)	$(638)	$697,969	$697,331

	Six Months Ended June 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$3,623,015	$726,310	$4,349,325
Cost of sales	3,318,101	415,363	3,733,464
Gross profit	$304,914	$310,947	$615,861

Note 13.  Earnings (Loss) Per Share

The Company computes earnings per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended June 30, 2010 and 2009:
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(835,224)	$(579,781)
Weighted average of common shares outstanding	42,328,662	42,061,142
Basic net earnings (loss) per share	$(0.02)	$(0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(835,224)	$(579,781)
Weighted average of common shares outstanding	42,328,662	42,061,142
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	42,328,662	42,061,142

Diluted net income (loss) per share	$(0.02)	$(0.01)

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the six months ended June 30, 2010 and 2009:
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,231,831)	$(1,570,423)
Weighted average of common shares outstanding	42,229,912	41,996,541
Basic net earnings (loss) per share	$(0.05)	$(0.04)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,231,831)	$(1,570,423)
Weighted average of common shares outstanding	42,229,912	41,996,541
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	42,229,912	41,996,541

Diluted net income (loss) per share	$(0.05)	$(0.04)

(1)
At June 30, 2010 and 2009, there were outstanding convertible debentures equivalent to 528,000 and 568,000 common shares, respectively.  The convertible debentures are anti-dilutive at June 30, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

(2)
At June 30, 2010 and 2009, there were outstanding warrants equivalent to 2,311,671 and 2,548,000 common shares.  The warrants are anti-dilutive at June 30, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

(3)
At June 30, 2010 and 2009, there were outstanding options equivalent to 430,000 and 0 common shares, respectively.  The options are anti-dilutive at June 30, 2010 and therefore, have been excluded from diluted earnings per share.

Note 14.  Subsequent Events

Financing Transactions

On July 22, 2010, the Company issued a new short-term note to NPESB for $80,000 secured by certain customer purchase orders and related inventory and accounts receivable.  The note carries a term of one month and an annual fixed interest rate of 6.75%.  The note was paid on July 26, 2010.

On August 5, 2010, the Company issued a new short-term note to NPESB for $125,000 secured by certain customer purchase orders and related inventory and accounts receivable.  The note carries a term of 10 days and an annual fixed interest rate of 6.75%.

On August 3, 2010, the Board of Directors of the Company approved a debt for equity exchange transaction between M&W Fiberglass, LLC, wholly owned by the Company’s majority shareholders Jamie L. and Jennifer L. Mancl, and the Company.  The transaction, which closed on August 13, 2010, included the conversion of the outstanding principal and interest under the existing long-term note with M&W Fiberglass to common shares of the Company at $2.50 per share.  The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455 which upon conversion resulted in the issuance of 390,490 restricted common shares of the Company.

ENERGY COMPOSITES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$184,176	$197,167

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$-	$9,412
Increase in land and deferred income due to discounted land purchased from the City of Wisconsin Rapids	$429,494	$-
Debt converted to common stock	$75,000	$1,075,000

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

Innovative Composite Solutions, LLC.  In June 2009, further executing our growth strategy, we established Innovative Composite Solutions, LLC (“ICS”) as a wholly-owned subsidiary of Energy Composites Corporation.  ICS serves as our distribution arm for resins and composite materials.  As of June 30, 2010, the operating results of ICS are immaterial to the Company and are included in the Industrial Tank and Piping reporting segment under the Products category.

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

	Three Months Ended June 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$817,275	$1,247,716	$2,064,991
Cost of sales	861,663	533,691	1,395,354
Gross profit (loss)	$(44,388)	$714,025	$669,637

	Three Months Ended June 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$1,392,398	$544,258	$1,936,656
Cost of sales	1,542,279	222,983	1,765,262
Gross profit (loss)	$(149,881)	$321,275	$171,394

	Six Months Ended June 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$1,443,487	$1,381,109	$2,824,596
Cost of sales	1,444,125	683,140	2,127,265
Gross profit (loss)	$(638)	$697,969	$697,331

	Six Months Ended June 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$3,623,015	$726,310	$4,349,325
Cost of sales	3,318,101	415,363	3,733,464
Gross profit	$304,914	$310,947	$615,861

Revenue

During the three months ended June 30, 2010, we recorded revenue from product sales of $817,275, a decrease from the three month period ended June 30, 2009 of $575,123 or 41%.  Revenue from field services was $1,247,716 for the three months ended June 30, 2010, an increase from the three-month period ended June 30, 2009 of $703,458 or 129%.  During the six months ended June 30, 2010, we recorded revenue from product sales of $1,443,487, a decrease from the six month period ended June 30, 2009 of $2,179,528 or 60%.  Revenue from field services was $1,381,109 for the six months ended June 30, 2010, an increase from the six month period ended June 30, 2009 of $654,799 or 90%.  The decrease in product revenue during the three and six month periods ended June 30, 2010 was largely driven by the absence of a major contract and reduced or delayed orders from our leading corrosion customers.  This was partially offset by smaller product contracts from new customers.  The Company completed deliveries for a major tank and piping contract with a chlor-alkali producer during the six months ended June 30, 2009 valued at approximately $2.5 million.  The increase in service revenue during the three and six month periods ended June 30, 2010 was primarily driven by the completion of previously postponed maintenance, repair and overhaul work.

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

For the three and six month periods ended June 30, 2010, cost of goods sold decreased to $1,395,354 and $2,127,265, respectively, resulting in gross profit of $669,637 and $697,331, respectively.  For the three and six month periods ended June 30, 2009, cost of goods sold was $1,765,262 and $3,733,464, respectively, resulting in gross profit of $171,394 and $615,861, respectively.  The improvement in gross profit for the three and six month period ended June 30, 2010 was primarily sales mix driven as service revenue was 60% of total revenue for the three months ended June 30, 2010, compared to 28% for the three months ended June 30, 2009.  Service revenue was 49% of total revenue for the six months ended June 30, 2010, compared to 17% of total revenue for the six months ended June 30, 2009.  Service revenue typically requires lower material content and in 2010 has had a lower requirement of more expensive pipefitter labor.

For the three and six months ended June 30, 2010, our cost of materials decreased to 25% of revenue from 29% of revenue for the three and six months ended June 30, 2009.  Our cost of labor was 25% and 28% of revenue for the three and six months ended June 30, 2010, respectively.   This compares to labor cost of 45% and 37% of revenue for the three and six months ended June 30, 2009, respectively.  Manufacturing overhead was 17% of revenue during the three months ended June 30, 2010 compared to 17% for the three months ended June 30, 2009.  Manufacturing overhead was 22% of revenue during the six months ended June 30, 2010 compared to 20% for the six months ended June 30, 2009.  The primary driver of the increase in manufacturing overhead for the six month period, as a percent of revenue, was the lower total revenue and resulting lower absorption of indirect manufacturing costs.  Depreciation and utility expenses related to our manufacturing plant are included in Products cost of goods sold.  These expenses being included in Products has generated negative gross profits in 2010 given the lower level of capacity utilization compared to 2009.

Selling, general & administrative expenses

Selling, general and administrative expenses increased from $881,846 during the three months ended June 30, 2009, to $1,215,577 during the three months ended June 30, 2010.  Selling, general and administrative expenses increased from $1,774,162 during the six months ended June 30, 2009, to $2,398,014 during the six months ended June 30, 2010.  The increase in our selling, general and administrative expenses is driven by our continued investment in our growth strategy, notably our investment in our WindFiber™ strategy and planned construction of a wind blade plant in Wisconsin Rapids within the next 12 months, increased sales and sales support staff, and the creation of ICS as our resin and composites materials distribution arm in June 2009.  Additionally, we recorded employee and director stock and stock option compensation expense of $157,622 during the three months ended June 30, 2010, compared to $47,500 during the three months ended June 30, 2009.  Employee and director stock and stock option compensation expense was $358,446 during the six months ended June 30, 2010, compared to $145,000 during the six months ended June 30, 2009.  These additional expenses represent the platform we have created to manage and drive our strategic growth.

Other income (expense)

Other income and expense consists of interest income and interest expense which includes non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Total interest expense for the three months ended June 30, 2010 and 2009 was $289,317 and $277,378, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $172,231 and $159,745 for the three months ended June 30, 2010 and 2009, respectively.  Total interest expense for the six months ended June 30, 2010 and 2009 was $531,357 and $1,451,916, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $300,335 and $1,208,958 for the six months ended June 30, 2010 and

2009, respectively.  The remaining decrease in interest expense in 2010 compared to 2009 is attributable to slightly decreased long-term debt levels and lower levels of outstanding convertible debt in 2010 compared to the prior year.  Interest expense is partially offset by bank interest income.  For the three months ended June 30, 2010 and 2009, interest income was $33 and $4,049, respectively.  For the six months ended June 30, 2010 and 2009, interest income was $209 and $11,794, respectively.

Net loss before provision (benefit) for income taxes

The Company’s loss before income tax benefit decreased to $835,224 during the three months ended June 30, 2010 from $983,781 during the three months ended June 30, 2009.  For the six months ended June 30, 2010, the loss before income tax benefit decreased to $2,231,831 from $2,598,423 during the six months ended June 30, 2009.   The primary driver of improvement in our net loss before income tax was the significant improvement in gross profit during the three months ended June 30, 2010 and the significant decrease in non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt during the six months ended June 30, 2010.  These improvements in net loss were partially offset by increased selling, general and administrative expenses most notably related to investments made in our WindFiber™ strategy as detailed above.

Income tax benefit

For the three and six months ended June 30, 2010, net income tax benefit was recorded relative to net operating losses generated and timing differences between financial and income tax reporting of $290,000 and $837,000, respectively.  Significant components of the income tax benefit include the net operating losses, fair value of warrants and temporary timing differences of fixed assets, WindFiber™ start-up costs, accruals and reserves.  This net income tax benefit was offset by a full valuation allowance of $290,000 and $837,000 resulting in a net income tax benefit of $0 for the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2009, net income tax benefit was recorded relative to net operating losses and timing differences between financial and income tax reporting of $404,000 and $1,028,000, respectively.  A valuation allowance was not recorded during the three and six months ended June 30, 2009, therefore the net income tax benefit was $404,000 and $1,028,000 for the three and six months ended June 30, 2009, respectively.

Net loss

Net loss increased from $579,781 during the three months ended June 30, 2009, to $835,224 for the three months ended June 30, 2010.  Net loss increased from $1,570,423 during the six months ended June 30, 2009, to $2,231,831 for the six months ended June 30, 2010.  The increase in our 2010 net loss stems largely from differences in non-cash income tax accounting treatment between the periods and from our continued investment in our growth strategy.   Expenses related to our WindFiber™ strategy have totaled $471,807 for the six months ended June 30, 2010 compared to $95,024 for the six months ended June 30, 2009.  ICS has recorded operating losses of $158,612 for the six months ended June 30, 2010 compared to $44,302 for the six months ended June 30, 2009.  Additionally, to capitalize on our expanding manufacturing capabilities, we have added both sales representatives and new sales territories and expanded our marketing programs.

With these expenditures, we believe we have increased our visibility in our existing markets and have captured attention from major targeted customers within the wind energy market.  While recessionary economic pressures persist, we have seen signs that the capital goods economy may be strengthening.  Several of our field services customers scheduled and completed large maintenance, repair and overhaul contracts during the three months ended June 30, 2010.  We also believe our investment over the past twelve months in our sales infrastructure is gaining momentum as we announced on July 26, 2010 that the Company has been awarded a major contract to supply fiberglass tanks in 2011 to a Canadian client valued at approximately $3.8 million.  We continue to pursue our four-part strategy to expand and diversify our business.  We believe that our increasing involvement in the wind energy industry and other market segments will also position our Company to profit when and as the economy recovers and expands.

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

Our primary sources of liquidity to fund our growth strategy are short and long-term term financing arrangements and equity issuances.  As of June 30, 2010, cash and cash equivalents totaled $55,091 and the Company had a working capital deficit of $1,271,292.  The Company is currently in need of additional equity and debt financing to support its working capital deficit and to allow the Company to proceed with its growth strategy.  If the Company does not receive this additional financing in the near term, the Company will have to curtail selling, general and administrative spending.  The Company is continuing its efforts to improve the overall financial condition and results, including obtaining additional financing and restructuring certain debt arrangements as described below.

Operating Cash Flows

Operating activities used $111,875 during the six months ended June 30, 2010 compared to cash used of $569,836 during the six months ended June 30, 2009.  The improvement in net cash flow from operating activities in 2010 relative to 2009 was due primarily to the timing and management of cash requirements associated with accounts payable and customer deposits made during the period as progress payments on certain tank contracts.  This was partially offset by cash used to increase material and work-in-process inventories related to ongoing and upcoming contracts, the timing of accrued expense and payroll items, and the increase in the overall net loss for the six months ended June 30, 2010.

Investing Cash Flows

Investing activities used $218,015 and $384,331 of cash for the six months ended June 30, 2010 and 2009, respectively.  The primary use of cash in investing activities in 2010 has been investments made in building designs related to our planned wind blade plant in Wisconsin Rapids, additional manufacturing equipment in our corrosion business, and the purchase of 94 acres of land for our planned wind blade manufacturing plant.  The primary use of cash in investing activities in 2009 was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as the purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities provided $103,172 during the six months ended June 30, 2010.  On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of currently outstanding common stock purchase warrants from $5.00 per share to $2.50 per share. The exercise price reduction was valid from March 22, 2010 through May 6, 2010.  Shares issued during the exercise price reduction period were restricted shares subject to SEC Rule 144.  After May 6, 2010, any outstanding warrants reverted back to their original terms.  As of May 6, 2010, the Company received $590,823 related to the exercise of 236,329 warrants to purchase our common stock at $2.50 per share from current warrant holders.  Additionally, net payments on short-term debt and lines of credit totaled $239,197 and net payments on long-term debt totaled $248,454.  For the six months ended June 30, 2009, financing activities provided $281,552 comprised of net borrowings from short-term notes of $513,074 and net payments on long-term debt and financing costs of $231,522.

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

At June 30, 2010, Debentures totaling $1,320,000 remain outstanding and will become due during the last part of 2011.  $5,050,000 of Debentures has been converted to common stock as of June 30, 2010.  Many Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  We believe that the growth of our business through the implementation of our growth strategy will improve the value of our stock and motivate the remaining Debenture holders to convert their debt into stock which will further reduce our cash requirements to settle the debt in 2011.  We also anticipate that the Debenture holders will exercise their Warrants when and if the value of our stock increases above $5.00 per share.  The money we raise from the exercise of Warrants, if any, will be used to continue our growth strategy.

Debt Exchange Agreement

On August 3, 2010, the Board of Directors of the Company approved a debt for equity exchange transaction between M&W Fiberglass, LLC, wholly owned by the Company’s majority shareholders Jamie L. and Jennifer L. Mancl, and the Company.  The transaction, which closed on August 13, 2010, included the conversion of the outstanding principal and interest under the existing long-term note with M&W Fiberglass to common shares of the Company at $2.50 per share.  The principal balance of the note was $970,770 and accrued interest was $5,455 which upon conversion resulted in the issuance of 390,490 restricted common shares of the Company.  The conversion of this note by the Company’s principal shareholder will result in a reduction of principal and interest payments of $97,972 annually through 2014, and $729,822 in 2015.

Other Debt Activity

On July 22, 2010, the Company issued a new short-term note to NPESB for $80,000 secured by certain customer purchase orders and related inventory and accounts receivable.  The note carries a term of one month and an annual fixed interest rate of 6.75%.  The note was paid on July 26, 2010.

On August 5, 2010, the Company issued a new short-term note to NPESB for $125,000 secured by certain customer purchase orders and related inventory and accounts receivable.  The note carries a term of 10 days and an annual fixed interest rate of 6.75%.

Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging.  At June 30, 2010, the monthly payment for all operating leases totals $5,963.

Going Forward

While we have begun to implement our four-part growth strategy, defined in our 2009 Annual Report on Form 10-K, we will require additional equity and debt financing over the next twelve months to support the construction of a new wind blade production plant, the equipping of the production lines, training of employee-associates, and related working capital.  While we anticipate a substantial portion of our financing requirements may be met with subsidized or otherwise advantaged debt financing, it will be necessary to support such financing with supplemental equity.  If our cash flow from operations is insufficient to fund debt service and other obligations, we may be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.  If we are unable to obtain new funding in the near term, we may have to curtail our selling, general and administrative expenditures, including those associated with the WindFiber™ strategy.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2010, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
April 1, 2010	28 accredited investors	6,779 shares of common stock	$16,940 of accrued interest paid to debenture holders
May 14, 2010	Executive officer	18,337 shares of common stock	Compensation for services
June 22, 2010	4 directors	33,730 shares of common stock	Compensation for services
April through May	19 accredited investors	236,329 shares of common stock	Exercise of $590,823 of Common Stock Purchase Warrants at $2.50 per share
April through June	2 accredited investors	20,201 shares of common stock	Conversion of $50,000 of Debenture principal and $501 of accrued interest

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

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009 (7)
10.16	Employee Stock Purchase Plan (8)
31.1	Rule 13a-14(a) Certification of Jamie L. Mancl
31.2	Rule 13a-14(a) Certification of Jeffrey S. Keuntjes
32.1	Certification of Jamie L. Mancl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffrey S. Keuntjes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Annual Report for the year ended December 31, 2008 on Form 10-K filed March 31, 2009.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated June 2, 2009, filed June 5, 2009.

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: August 16, 2010	By:	/s/ Jamie L. Mancl
Jamie L. Mancl, President

Dated: August 16, 2010	By:	/s/ Jeffrey S. Keuntjes
Jeffrey S. Keuntjes, Vice President – Finance