Form 10-Q
period 2010-09-30
ENERGY COMPOSITES Corp
filed 2010-11-12
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  46,659,800 shares as of November 10, 2010

ENERGY COMPOSITES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2010

ENERGY COMPOSITES CORPORATION
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$125,396	$281,809
Accounts receivable, net of allowance for doubtful
accounts of $67,000 in 2010 and $191,000 in 2009	1,214,883	2,512,934
Accounts receivable - related party	7,115	1,860
Inventories, net	525,401	592,987
Other current assets	45,627	120,123
Prepaid consulting expense	2,268,000	-
Total current assets	4,186,422	3,509,713

Property and equipment, net	6,223,368	5,914,803

Other assets:
Intangible assets, net	51,725	58,218
Prepaid consulting expense, net of current portion	2,268,000	-
Total other assets	2,319,725	58,218

Total assets	$12,729,515	$9,482,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt obligations	$1,312,868	$533,545
Line of credit – bank	34,000	117,512
Short-term notes payable	550,000	1,720,000
Accounts payable	880,592	468,374
Accounts payable - related party	161,506	188,356
Accrued expenses	242,855	259,549
Accrued payroll and payroll taxes	376,730	288,782
Customer deposits	28,030	84,399
Total current liabilities	3,586,581	3,660,517

Long-term liabilities:
Long-term debt obligations, net of current portion	3,524,318	5,363,986
Deferred income - land purchase	429,494	-
Total long-term liabilities	3,953,812	5,363,986

Total liabilities	7,540,393	9,024,503

Stockholders' equity (deficit):
Common stock - $.001 par value; 100,000,000 shares
authorized, 46,653,554 and 42,115,205 shares issued
and outstanding, respectively	46,654	42,115
Additional paid-in capital	18,439,607	10,365,292
Accumulated deficit	(13,297,139)	(9,949,176)
Total stockholders' equity	5,189,122	458,231

Total liabilities and stockholders' equity	$12,729,515	$9,482,734
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$1,876,355	$1,861,409	$4,700,951	$6,210,734

Cost of goods sold	1,487,659	1,502,393	3,614,924	5,235,857

Gross profit	388,696	359,016	1,086,027	974,877

Selling, general and administrative expenses	1,271,081	978,014	3,669,095	2,752,176

Loss from operations	(882,385)	(618,998)	(2,583,068)	(1,777,299)

Other income (expense):
Interest expense	(233,969)	(237,709)	(765,326)	(1,689,625)
Interest income	222	2,686	431	14,480

Total other income (expense)	(233,747)	(235,023)	(764,895)	(1,675,145)

Loss before provision (benefit) for income taxes	(1,116,132)	(854,021)	(3,347,963)	(3,452,444)

Income tax benefit	-	(306,000)	-	(1,334,000)

Net loss	$(1,116,132)	$(548,021)	$(3,347,963)	$(2,118,444)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)	$(0.08)	$(0.05)

Weighted average shares outstanding - basic and diluted	43,704,159	42,097,929	42,723,134	42,030,708

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,347,963)	$(2,118,444)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	352,635	325,549
(Gain) loss on asset disposal	3,205	(650)
Amortization of debt discount for imputed interest	3,179	2,935
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	431,735	1,327,291
Amortization of prepaid consulting expense	189,000	-
Discount for stock sold under employee stock purchase plan	2,900	-
Stock issued for interest payments	77,357	73,948
Stock issued for employee and director compensation	197,500	165,623
Stock option compensation expense	383,074	-
Deferred income taxes	-	(1,334,000)
Changes in operating assets and liabilities:
Accounts receivable, net	1,298,051	1,078,102
Accounts receivable - related party	(5,255)	(1,366)
Inventories, net	67,586	255,909
Other current assets	74,496	(19,246)
Accounts payable	412,218	(941,001)
Accounts payable - related party	(26,850)	185,991
Accrued expenses	(16,694)	25,772
Accrued payroll and payroll taxes	87,948	64,316
Customer deposits	(56,369)	(386,166)

Net cash provided by (used in) operating activities	127,753	(1,295,437)

Cash flows from investing activities:
Purchase of property and equipment	(228,418)	(444,949)
Proceeds from sale of property and equipment	-	650

Net cash used in investing activities	(228,418)	(444,299)

Cash flows from financing activities:
Net borrowings (repayments) from line of credit - bank	(83,512)	97,934
Financing costs paid for long-term debt	-	(3,320)
Net borrowings (repayments) from short-term notes payable	(670,000)	400,000
Payments on long-term debt	(359,489)	(347,292)
Proceeds from stock issuance	466,430	-
Proceeds from exercise of warrants	590,823	-

Net cash provided by (used in) financing activities	(55,748)	147,322

Net decrease in cash and cash equivalents	(156,413)	(1,592,414)

Cash and cash equivalents:
Beginning of period	281,809	2,985,289

End of period	$125,396	$1,392,875

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries ECC Corrosion, Inc. (“ECC-C”), formerly known as Advanced Fiberglass Technologies, Inc. (“AFT”), and Innovative Composite Solutions, LLC (“ICS”), after elimination of all intercompany accounts, transactions, and profits.

Concentrations of Risk

Cash Deposits: The Company maintains its cash in high-quality financial institutions.  The balances, at times, may exceed the federally insured limits.

Credit Risk and Major Customers:   Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required. The following is a schedule of significant sales to customers for the nine months ended September 30, 2010 and 2009 and significant customer accounts receivable balances at September 30, 2010 and 2009:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2010	2009	2010	2009
1	18.7%	5.8%	14.8%	2.2%
2	10.7	0.6	38.3	-
3	2.0	49.8	4.3	54.9
	31.4%	56.2%	57.4%	57.1%

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

Segment Reporting

Through September 30, 2010, the Company provided products and services into one reportable operating segment, Industrial Tank and Piping. The results of our distribution company, ICS, are immaterial for purposes of segment reporting and are included in the Industrial Tank and Piping segment. The detail of products and service activity in this operating segment is further described in Note 13.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning January 1, 2011 with early adoption permitted. The Company does not believe the adoption of this standard will have a material impact on its consolidated results of operations, financial condition, cash flows, or disclosures.

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

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Liquidity and Capital Resources

At September 30, 2010, the Company had cash on hand of $125,396, a working capital deficiency of $1,668,159 net of Prepaid Consulting Expense, a net loss of $3,347,963 for the nine months ended September 30, 2010 and an accumulated deficit of $13,297,139. The Company is continuing its efforts to improve its overall financial condition and results of operations, including obtaining additional financing and restructuring certain debt arrangements, some of which are disclosed as follows:

On March 8, 2010, the Company’s Board of Directors approved the temporary reduction of the exercise price of outstanding warrants to $2.50 per share from $5.00 per share. The temporary exercise price reduction was valid from March 22, 2010 through May 6, 2010.  After May 6, 2010, the warrants reverted back to their original terms.  As of May 6, 2010, the Company had received $590,823 related to the exercise of 236,329 warrants to purchase its common stock at $2.50 per share from current warrant holders.

On August 3, 2010, the Company’s Board of Directors approved a debt for equity exchange transaction between M&W Fiberglass, LLC, an entity wholly owned by the Company's majority shareholders Jamie L. and Jennifer L. Mancl, and the Company. The transaction, which closed on August 13, 2010, resulted in the conversion of the outstanding principal and interest under the existing long-term note with M&W Fiberglass to common shares of the Company at $2.50 per share. The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455 which upon conversion resulted in the issuance of 390,490 restricted common shares of ECC. The exchange resulted in a $970,770 reduction in the Company’s long-term debt obligations and an addition to stockholder's equity of $976,225.

On August 23, 2010, the Company entered into a Subscription Agreement with its founder and majority shareholder, Jamie L. Mancl, pursuant to which Mr. Mancl agreed to make a $450,000 equity investment in the Company. Pursuant to the agreement, Mr. Mancl purchased 180,000 shares of the Company's common stock at a price of $2.50 per share.

On September 7, 2010, the Company issued 207,506 restricted shares of common stock as payment in full of unsecured, short-term notes payable to five private investors (primarily existing shareholders) in connection with financing to fund operations. The principal balance of the notes and accrued interest converted under the agreements was $500,000 and $18,763, respectively. The exchange resulted in a $500,000 reduction in short-term debt obligations and a $518,763 addition to stockholder's equity.

The Company also needs to receive additional financing within the near term in order to continue its pace of selling, general and administrative spending and keep the WindFiber™ project moving forward.  If additional funding is not received within the next three months, the Company will have to reduce selling, general and administrative costs, including costs associated with the WindFiber™ project.

Note 3.  Inventories

Inventories consist of the following:
	September 30, 2010	December 31, 2009
Raw materials	$325,872	$312,710
Work in progress	199,529	289,731
Finished goods	-	-
Obsolescence reserve	-	(9,454)
Total	$525,401	$592,987

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Prepaid Consulting Expense

On August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of ECC, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share and recorded to Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense.  The expense will be amortized over the 25 month period of the contract.  $189,000 was recorded to expense under the contract for the three and nine months ended September 30, 2010.

Note 5.  Property and Equipment, Net

Property and equipment are as follows:

	September 30, 2010	December 31, 2009
Land and improvements	$577,369	$82,572
Buildings and improvements	3,868,980	3,787,784
Machinery and equipment	2,509,171	2,496,015
Vehicles and trailers	373,015	369,717
Computer equipment	249,285	224,166
Furniture and office equipment	138,128	108,206
	7,715,948	7,068,460
Less accumulated depreciation	(1,492,580)	(1,153,657)
Net property and equipment	$6,223,368	$5,914,803

Depreciation expense was $116,774 and $117,838 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation expense was $346,142 and $313,215 for the nine months ended September 30, 2010 and 2009, respectively.

Real Estate Purchase

On April 30, 2010, the Company purchased approximately 94 acres of land from the City of Wisconsin Rapids as part of the Company’s WindFiber™ expansion.  The purchase price of the land was $47,735.  Because the purchase price of the real estate was well below estimated fair market values, the real estate was recorded at its estimated fair market value of $5,000 per acre.  The excess fair market value of $429,494 was recorded to Deferred Income – Land Purchase and will be amortized over the life of the planned manufacturing plant to be built once funding is obtained.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Intangible Assets

Intangible assets are as follows:
	September 30, 2010	December 31, 2009
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	69,338
	148,772	148,772
Less accumulated amortization	(97,047)	(90,554)
Net intangible assets	$51,725	$58,218

Amortization expense was $2,136 and $3,382 for the three months ended September 30, 2010 and 2009, respectively.  Amortization expense was $6,493 and $12,334 for the nine months ended September 30, 2010 and 2009, respectively.  Estimated amortization expense for the next five years is as follows:

2010 - remaining	$2,160
2011	6,684
2012	5,396
2013	4,872
2014	3,172
Thereafter	29,441

Total	$51,725

Note 7.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at September 30, 2010 and matures in December 2010.  The line is secured by all business assets of ECC-C (formerly AFT), an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $34,000 and $117,512 on the line of credit at September 30, 2010 and December 31, 2009, respectively.

Short-Term Notes Payable

The Company uses short-term notes from NPESB for purposes of bulk purchases of inventory and project financing in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $550,000 and $1,250,000 of outstanding notes payable to NPESB with weighted average interest rates of 6.75% as of September 30, 2010 and December 31, 2009.

The Company also utilizes unsecured, short-term financing from private investors (primarily existing shareholders) to fund operations.  These twelve month notes bear interest at 6.0%.  The Company had $0 and $470,000 of outstanding notes payable to these private investors at September 30, 2010 and December 31, 2009, respectively.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Obligations

Long-term debt obligations are as follows:
	September 30, 2010	December 31, 2009
NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	$ -	$6,827

NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and unlimited continuing guarantee of ECC; interest rate of 6.75%, due on demand, monthly payments of $898	38,393	44,355

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	296,350	347,525

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	290,117	341,559

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payment of $4,499	359,130	393,935

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payment of $657	1,299	6,350

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and ECC-C (formerly AFT) guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $20,098 at September 30, 2010, balloons in August 2014	54,902	51,724

NPESB – an industrial revenue bond term loan, secured by real estate, ECC and ECC-C (formerly AFT) guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,776	2,717,046	2,788,630

M&W LLC (related party) – an unsecured term loan, interest rate of 4.775%, due December 2015, quarterly payment of $24,493; repaid through issuance of common stock in August 2010	-	996,340

NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405	204,442	311,514

Convertible notes payable ($1,230,000 face value) – see Note 8	875,507	608,772
	4,837,186	5,897,531
Less current portion of long-term obligations – includes $830,000 of face value convertible notes	(1,312,868)	(533,545)

Total long-term debt obligations, net of current portion	$3,524,318	$5,363,986

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt obligations are as follows:

2010 - remaining	$148,261
2011	1,679,518
2012	575,232
2013	277,842
2014	206,404
Thereafter	2,304,422

Total	$5,191,679

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

Debt Service Coverage Ratio is defined as the ratio of (i) EBITDA for the 12-month period ending on the measurement date to (ii) interest expenses plus principal payments coming due during the 12-month period beginning on the day after measurement.  EBITDA is defined as net income after taxes plus a) interest expense, b) federal, state and local taxes, c) depreciation and amortization expenses, and d) extraordinary losses minus extraordinary gains. The Company did not calculate this ratio at September 30, 2010 because the Company had recorded negative EBITDA for the previous 12-month period.

Total Indebtedness to Equity Ratio is defined as the ratio of all liabilities or obligations to Equity.  Equity is defined as the total of all assets of the Company minus the aggregate of all liabilities, all determined in accordance with generally accepted accounting principles consistent with those followed in preparation of the financial statements. This ratio at September 30, 2010 has been calculated by the Company as follows:

Total current liabilities	$3,586,581
Long-term debt obligations, net of current portion	3,524,318
Total indebtedness	$7,110,899

Total stockholders' equity	$5,189,122
Total indebtedness to equity	1.4

As of December 31, 2009, the Company was not in compliance with the restrictive financial covenants and as of September 30, 2010, the Company was not in compliance with the Debt Service Coverage Ratio covenant relating to the industrial revenue bonds. However, on December 31, 2009, the Company received a letter from the lender waiving compliance with these covenants through September 30, 2010.  The next measurement date of these covenants will be December 31, 2010.  If the Company is not in compliance with the covenants at December 31, 2010, the Company will request another waiver from NPESB.

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

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the convertible note balance as of September 30, 2010:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature	5,583,772

Less: conversion of debt to common stock	(4,975,000)

Balance at December 31, 2009	608,772

Plus: accretion of original issue discount from warrants and beneficial conversion feature	431,735

Less: conversion of debt to common stock	(165,000)

Balance at September 30, 2010 (face value $1,230,000)	$875,507

All outstanding convertible debentures at September 30, 2010 totaling $1,230,000 mature at various dates in 2011 and are included in the long-term debt maturities table found in Note 7.

The effective annual interest rate for the nine months ended September 30, 2010 was 49%.  The rate is higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Stockholders’ Equity

Converted Debt

In conjunction with the private placement of convertible debt in 2008, $165,000 and $1,075,000 of the debt was converted to common shares of the Company during the nine months ended September 30, 2010 and 2009, respectively, at $2.50 per share.  A total of 87,292 and 459,605 common shares were issued for the debt and related interest on the debt during the nine months ended September 30, 2010 and 2009, respectively.

Warrants

On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of currently outstanding common stock purchase warrants from $5.00 per share to $2.50 per share to raise additional capital for the Company. The exercise price reduction was valid from March 22, 2010 through May 6, 2010.  Shares issued during the exercise price reduction period are restricted shares subject to SEC Rule 144.  After May 6, 2010, any outstanding warrants reverted back to their original terms.  During the three months ended June 30, 2010, the Company received $590,823 related to the exercise of 236,329 warrants to purchase our common stock at $2.50 per share from current warrant holders.  As of September 30, 2010, there were 2,311,671 warrants outstanding.

Debt Exchange Transactions

On August 3, 2010, the Company’s Board of Directors approved a debt for equity exchange transaction between M&W Fiberglass, LLC (an entity wholly owned by the Company’s majority shareholders Jamie L. and Jennifer L. Mancl) and the Company. The transaction, which closed on August 13, 2010, resulted in the conversion of the outstanding principal and interest under the existing long-term note with M&W Fiberglass to common shares of the Company at $2.50 per share. The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455 which upon conversion resulted in the issuance of 390,490 restricted common shares of ECC. The exchange resulted in a $970,770 reduction in the Company's long-term debt obligations and an addition to stockholder's equity of $976,225.

On September 7, 2010, the Company issued 207,506 restricted shares of common stock as payment in full of unsecured, short-term notes payable to five private investors (primarily existing shareholders) in connection with financing to fund operations. The principal balance of the notes and accrued interest converted under the agreements was $500,000 and $18,763, respectively. The exchange resulted in a $500,000 reduction in short-term debt obligations and a $518,763 addition to stockholder's equity.

Stock Issuances

On August 23, 2010, the Company entered into a Subscription Agreement with its founder and majority shareholder, Jamie L. Mancl, pursuant to which Mr. Mancl made a $450,000 equity investment in the Company. Pursuant to the agreement, Mr. Mancl purchased 180,000 shares of the Company's common stock at a price of $2.50 per share.

As detailed in Note 4, on August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of ECC, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share and recorded to Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense.  The expense will be amortized over the 25 month period of the contract.  $189,000 was recorded to expense under the contract for the three and nine months ended September 30, 2010.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2009, the Company issued 49,272 restricted common shares to officers valued at $150,000 for services rendered. Of these shares, 12,136 shares (valued at $37,500) remained unvested until April 28, 2010 and were recorded as deferred compensation.  For the nine months ended September 30, 2010, amortization of the deferred compensation related to these shares totaled $12,500.  All of the remaining shares vested immediately.  On April 28, 2010, the Company issued 18,337 restricted common shares to an officer valued at $75,000 for services rendered.  Of these shares, 9,168 shares (valued at $37,500) remain unvested until April 28, 2011 and were recorded as deferred compensation.  For the nine months ended September 30, 2010, amortization of the deferred compensation related to these shares totaled $15,625, leaving an unamortized balance of $21,875 at September 30, 2010.

Pursuant to the Company’s Director Compensation Plan, the Company, on June 22, 2010, issued 33,730 restricted common shares to directors valued at $131,875 for services rendered for the time period June 2009 through May 2010 which had been accrued for on a monthly basis.  An accrual for $60,000 for director stock compensation for the period June 2010 through September 2010 has been recorded to accrued expenses. This accrued expense will be settled with common stock of the Company in June 2011.  The monthly accrual is determined using an average of the share price on the last trading day of each month over the requisite service period.

Employee Stock Purchase Plan

On July 7, 2010, the Company issued 9,665 shares of common stock valued at $19,330 pursuant to the Company’s Employee Stock Purchase Plan which was approved by the Board of Directors in April 2009.  The shares were purchased by the employees at a 15% discount to the lower of the closing price on the first day and the last day of the plan offering period for a total discount of $2,900.

Stock Option Awards

During the nine months ended September 30, 2010, the Company made stock option awards under the 2008 Stock Incentive Plan to 29 employees of the Company totaling 705,000 shares of the Company valued at $1,489,800 using the Black-Scholes-Merton pricing model.  These awards vest ratably over a 4 year period. The Company recorded expense related to these stock option awards of $159,003 and $383,074 for the three and nine months ended September 30, 2010, respectively.  The Company had $0 stock option expense for the three and nine months ended September 30, 2009.

Note 10.  Income Taxes

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at September 30, 2010 and December 31, 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2009.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision consisted of the following for the three months ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Currently payable (refundable)	$-	$-
Deferred tax benefit	(456,000)	(306,000)
Valuation allowance	456,000	-
Total income tax benefit	$-	$(306,000)

The income tax provision consisted of the following for the nine months ended September 30, 2010 and 2009:

	September 30,
	2010	2009
Currently payable (refundable)	$-	$-
Deferred tax benefit	(1,293,000)	(1,334,000)
Valuation allowance	1,293,000	-
Total income tax benefit	$-	$(1,334,000)

Deferred tax components included in the Company’s balance sheet at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Current deferred tax assets	$96,000	$143,000
Long-term deferred tax assets	4,659,000	3,319,000
Valuation allowance on net deferred tax assets	(4,755,000)	(3,462,000)
Net deferred tax assets	$-	$-

Note 11.  Related Party Transactions

As detailed in Note 4, on August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of ECC, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share and recorded to Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense.  The expense will be amortized over the 25 month period of the contract.  $189,000 was recorded to expense under the contract for the three and nine months ended September 30, 2010.

For the nine months ended September 30, 2010 and 2009, the Company paid interest expense to M&W Fiberglass (“M&W”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, on the building promissory note of $28,871 and $36,856, respectively.

For the nine months ended September 30, 2010, the Company incurred interest expense on short-term promissory notes from shareholders totaling $18,067.

ECC-C (formerly AFT) purchased fiberglass pipe fittings from Fiberglass Piping & Fitting Company (“FPF”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, totaling $68,283 and $355,032 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company has an accounts payable balance of $161,506 owed to FPF and an accounts receivable balance of $7,115 due from FPF related to product sold to FPF.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging. At September 30, 2010, the monthly payment for all operating leases totals $5,963.

Future minimum operating lease payments for all leases for the years ending December 31 are as follows:

2010 - remaining	$15,223
2011	46,376
2012	28,517
2013	4,597
2014	-
$94,713

Purchase Commitments

At September 30, 2010, the Company had purchase commitments for capital expenditures in the amount of $184,667. These outstanding contractual obligations are not recognized as liabilities in the consolidated financial statements as the amounts represent future obligations for equipment purchases at September 30, 2010.

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

	Three Months Ended September 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$1,541,548	$334,807	$1,876,355
Cost of sales	1,282,734	204,925	1,487,659
Gross profit	$258,814	$129,882	$388,696

	Three Months Ended September 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$827,428	$1,033,981	$1,861,409
Cost of sales	711,803	790,590	1,502,393
Gross profit	$115,625	$243,391	$359,016

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$2,985,035	$1,715,916	$4,700,951
Cost of sales	2,726,859	888,065	3,614,924
Gross profit	$258,176	$827,851	$1,086,027

	Nine Months Ended September 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$4,450,443	$1,760,291	$6,210,734
Cost of sales	4,029,904	1,205,953	5,235,857
Gross profit	$420,539	$554,338	$974,877

Note 14.  Earnings (Loss) Per Share

The Company computes earnings per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended September 30, 2010 and 2009:
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,116,132)	$(548,021)
Weighted average of common shares outstanding	43,704,159	42,097,929
Basic net earnings (loss) per share	$(0.03)	$(0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,116,132)	$(548,021)
Weighted average of common shares outstanding	43,704,159	42,097,929
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	43,704,159	42,097,929

Diluted net income (loss) per share	$(0.03)	$(0.01)

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the nine months ended September 30, 2010 and 2009:
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(3,347,963)	$(2,118,444)
Weighted average of common shares outstanding	42,723,134	42,030,708
Basic net earnings (loss) per share	$(0.08)	$(0.05)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(3,347,963)	$(2,118,444)
Weighted average of common shares outstanding	42,723,134	42,030,708
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	42,723,134	42,030,708

Diluted net income (loss) per share	$(0.08)	$(0.05)

(1)
At September 30, 2010 and 2009, there were outstanding convertible debentures equivalent to 492,000 and 568,000 common shares, respectively.  The convertible debentures are anti-dilutive at September 30, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

(2)
At September 30, 2010 and 2009, there were outstanding warrants equivalent to 2,311,671 and 2,548,000 common shares.  The warrants are anti-dilutive at September 30, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

(3)
At September 30, 2010 and 2009, there were outstanding options equivalent to 630,000 and 0 common shares, respectively.  The options are anti-dilutive at September 30, 2010 and therefore, have been excluded from diluted earnings per share.

Note 15.  Subsequent Events

Financing Transactions

On October 27, 2010, the Company issued a new unsecured short-term note to M&W Fiberglass, LLC (an affiliated entity) for $25,000.  The note carries a term of 60 days and an annual fixed interest rate of 6.00%.

On October 29, 2010, the Company issued a new unsecured short-term note to White Horse Ltd, LLC, an entity owned by one of the Company’s directors, for $120,000.  The note carried a term of 30 days and an annual fixed interest rate of 6.00%.  The note was paid on November 2, 2010.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Supplemental Disclosure of Cash Flow Information

	Nine months ended September 30,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$261,629	$295,104

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$-	$9,412
Increase in land and deferred income due to discounted land purchased from the City of Wisconsin Rapids	$429,494	$-
Convertible debt converted to common stock	$165,000	$1,075,000
Long-term note converted to common stock	$970,770	$-
Short-term notes converted to common stock	$500,000	$-
Issuance of common stock for prepaid consulting fees	$4,725,000	$-

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in this report.  The accounting policies and estimates described in this report should be read in conjunction with Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, which includes a discussion of the policies identified in this report and other significant accounting policies.

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

The Company has two operating subsidiaries as follows:

ECC Corrosion, Inc (“ECC-C”).  Formerly known as Advanced Fiberglass Technologies (“AFT”), this entity was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie Lee Mancl, M&W was the operating entity that developed and operated AFT’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  M&W, solely owned by Jamie Lee Mancl, retained ownership of AFT’s former manufacturing facility.  In February 2007, M&W sold AFT’s former manufacturing facility to the city of Wisconsin Rapids.  M&W and AFT then purchased and developed our current manufacturing facility by obtaining $4,000,000 of financing in the form of industrial revenue bonds.  On December 31, 2008, we purchased the manufacturing facility from M&W by assuming the industrial revenue bonds, paying M&W $500,000 in cash and delivering a promissory note to M&W for $1,045,328.   On September 1, 2010, AFT changed its name to ECC Corrosion, Inc.

Innovative Composite Solutions, LLC (“ICS”).  In June 2009, further executing our growth strategy, we established ICS as a wholly-owned subsidiary of Energy Composites Corporation.  ICS serves as our distribution arm for resins and composite materials.  As of September 30, 2010, the operating results of ICS are immaterial to the Company and are included in the Industrial Tank and Piping reporting segment under the Products category.

Results of Operations

The following information summarizes the net sales and related cost of sales/services for our product and service offerings.  We do not consider the product sales and service components of our business to be reportable operating segments because the financial results of each component are not separately evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

	Three Months Ended September 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$1,541,548	$334,807	$1,876,355
Cost of sales	1,282,734	204,925	1,487,659
Gross profit	$258,814	$129,882	$388,696

	Three Months Ended September 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$827,428	$1,033,981	$1,861,409
Cost of sales	711,803	790,590	1,502,393
Gross profit	$115,625	$243,391	$359,016

	Nine Months Ended September 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$2,985,035	$1,715,916	$4,700,951
Cost of sales	2,726,859	888,065	3,614,924
Gross profit	$258,176	$827,851	$1,086,027

	Nine Months Ended September 30, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$4,450,443	$1,760,291	$6,210,734
Cost of sales	4,029,904	1,205,953	5,235,857
Gross profit	$420,539	$554,338	$974,877

Revenue

During the three months ended September 30, 2010, we recorded revenue from product sales of $1,541,548, an increase from the three month period ended September 30, 2009 of $714,120 or 86%.  Revenue from field services was $334,807 for the three months ended September 30, 2010, a decrease from the three-month period ended September 30, 2009 of $699,174 or 68%.  The increase in product revenue during the quarter was driven by the completion of two large diameter flue gas desulfurization units and five XLCR™-lined bone maceration tanks.  The decrease in service revenue during the third quarter is largely attributable to previously delayed maintenance activity having been completed in the second quarter of this year. During the nine months ended September 30, 2010, we recorded revenue from product sales of $2,985,035, a decrease from the nine month period ended September 30, 2009 of $1,465,408 or 33%.  Revenue from field services was $1,715,916 for the nine months ended September 30, 2010, a decrease from the nine month period ended September 30, 2009 of $44,375 or 3%.  The decrease in product and service revenue during the nine month period ended September 30, 2010 was largely driven by the absence of a major contract and reduced or delayed service orders from our leading corrosion customers.

This was partially offset by smaller product contracts from new customers.  The Company completed deliveries for a major tank and piping contract with a chlor-alkali producer during the nine months ended September 30, 2009 valued at approximately $3.1 million.

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

For the three and nine month periods ended September 30, 2010, cost of goods sold decreased to $1,487,659 and $3,614,924, respectively, resulting in gross profit of $388,696 and $1,086,027, respectively.  For the three and nine month periods ended September 30, 2009, cost of goods sold was $1,502,393 and $5,235,857, respectively, resulting in gross profit of $359,016 and $974,877, respectively.  The improvement in gross profit for the three and nine month periods ended September 30, 2010 was driven by higher margin product mix, labor efficiencies realized with the implementation of the Company’s enterprise resource planning system in May 2010 and a lower requirement of more expensive pipefitter labor in 2010 compared to 2009.  These factors were partially offset by the lower sales volume in 2010.

For the three and nine months ended September 30, 2010, our cost of materials was 31% and 28% of revenue, respectively.  This compares to cost of materials of 20% and 26% for the three and nine months ended September 30, 2009.  Our cost of labor was 28% of revenue for the three and nine months ended September 30, 2010 compared to labor cost of 41% and 38% of revenue for the three and nine months ended September 30, 2009, respectively. Manufacturing overhead was 20% and 21% of revenue during the three and nine months ended September 30, 2010, respectively, compared to 19% and 20% for the three and nine months ended September 30, 2009.

Selling, general & administrative expenses

Selling, general and administrative expenses increased to $1,271,081 during the three months ended September 30, 2010 from $978,014 during the three months ended September 30, 2009.  Selling, general and administrative expenses increased to $3,669,095 during the nine months ended September 30, 2010 from $2,752,176 during the nine months ended September 30, 2009.  The increase in our selling, general and administrative expenses is primarily driven by our continued investment in our growth strategy, notably our investment in our WindFiber™ strategy, increased sales and sales support staff, and non-cash stock compensation.  We recorded employee and director stock and stock option compensation expense of $222,753 during the three months ended September 30, 2010, compared to $46,250 during the three months ended September 30, 2009.  Additionally, we recorded $189,000 of stock compensation expense during the three months ended September 30, 2010 related to a consulting agreement with Diversified Equities Partners, LLC (“Diversified”) whereby Diversified will provide financial advisory services through September 2012.  Employee and director stock and stock option compensation expense was $770,199 during the nine months ended September 30, 2010, compared to $165,623 during the nine months ended September 30, 2009.

Other income (expense)

Other income and expense consists of interest income and interest expense which includes non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Total interest expense for the three months ended September 30, 2010 and 2009 was $233,969 and $237,709, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $131,400 and $118,333 for the three months ended September 30, 2010 and 2009, respectively.  Total interest expense for the nine months ended September 30, 2010 and 2009 was $765,326 and $1,689,625, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $431,735 and $1,327,291 for the nine months ended

September 30, 2010 and 2009, respectively.  The remaining decrease in interest expense in 2010 compared to 2009 is attributable to decreased long-term and short-term debt levels resulting from scheduled loan payments as well as two debt for equity exchange transactions executed during the quarter and lower levels of outstanding convertible debt in 2010 compared to the prior year.  The two debt for equity exchange transactions are further detailed in the Liquidity and Capital Resources section below.

Interest expense is partially offset by bank interest income.  For the three months ended September 30, 2010 and 2009, interest income was $222 and $2,686, respectively.  For the nine months ended September 30, 2010 and 2009, interest income was $431 and $14,480, respectively.

Net loss before provision (benefit) for income taxes

The Company’s loss before income tax benefit increased to $1,116,132 during the three months ended September 30, 2010 from $854,021 during the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the loss before income tax benefit decreased to $3,347,963 from $3,452,444 during the nine months ended September 30, 2009.   The primary driver of the increase in our net loss before income tax for the three month period ended September 30, 2010 was the increase in stock compensation expense which was partially offset by the improvement in gross profit.  The primary driver of the improvement in net loss before income tax for the nine month period ended September 30, 2010 was the significant improvement in gross profit and the significant decrease in non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt.  These improvements in net loss were partially offset by increased selling, general and administrative expenses most notably non-cash stock compensation expense and expenses related to investments made in our WindFiber™ strategy as detailed above.

Income tax benefit

For the three and nine months ended September 30, 2010, net income tax benefit was recorded relative to net operating losses generated and timing differences between financial and income tax reporting of $456,000 and $1,293,000, respectively.  Significant components of the income tax benefit include the net operating losses, fair value of warrants and temporary timing differences of fixed assets, WindFiber™ start-up costs, accruals and reserves.  This net income tax benefit was offset by a full valuation allowance of $456,000 and $1,293,000 resulting in a net income tax benefit of $0 for the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2009, net income tax benefit was recorded relative to net operating losses and timing differences between financial and income tax reporting of $306,000 and $1,334,000, respectively.  A valuation allowance was not recorded during the three and nine months ended September 30, 2009, therefore the net income tax benefit was $306,000 and $1,334,000 for the three and nine months ended September 30, 2009, respectively.

Net loss

Net loss increased to $1,116,132 for the three months ended September 30, 2010 from $548,021 during the three months ended September 30, 2009.  Net loss increased to $3,347,963 for the nine months ended September 30, 2010 from $2,118,444 during the nine months ended September 30, 2009.  The increase in our 2010 net loss stems largely from applying a full valuation allowance against our deferred tax assets, increases in our stock compensation expenses and from our continued investment in our growth strategy.   Expenses related to our WindFiber™ growth strategy have totaled $647,294 for the nine months ended September 30, 2010 compared to $284,093 for the nine months ended September 30, 2009.  ICS has recorded operating losses of $176,556 for the nine months ended September 30, 2010 compared to $132,038 for the nine months ended September 30, 2009.  Additionally, to capitalize on our expanding manufacturing capabilities, we have added both sales representatives and new sales territories and expanded our marketing programs.

With these expenditures, we believe we have increased our visibility in our existing markets and have captured attention from major targeted customers within the wind energy market.  While recessionary economic pressures persist, we have seen signs that the capital goods economy may be strengthening.  We announced on July 26, 2010 that the Company has been awarded a major contract to supply fiberglass tanks in 2011 to a Canadian client valued at approximately $3.8 million.  We continue to pursue our four-part strategy to expand and diversify our business.  We believe that increasing our involvement in the wind energy industry and other market segments will also position our Company to profit when and as the economy recovers and expands.

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

As of September 30, 2010, cash and cash equivalents totaled $125,396 and the Company had a working capital deficit of $1,668,159 exclusive of Prepaid Consulting Expense.  The Company’s working capital deficit has increased because $830,000 of the $1,230,000 outstanding from the 2008 issuance of convertible debt will mature within 12 months unless converted to common stock before maturity.  Due to the project-oriented, custom fabrication nature of our current operating business ECC Corrosion, which receives sporadic customer payments as opposed to steady cash flow, we expect to continue to have a need to borrow on a short-term unsecured basis to meet working capital requirements for the near future.  While ECC has been successful in obtaining such financing on relatively favorable terms, there is no assurance that we will be able to secure this type of financing in the future.

Operating Cash Flows

Operating activities provided $127,753 during the nine months ended September 30, 2010 compared to cash used of $1,295,437 during the nine months ended September 30, 2009.  The improvement in net cash flow from operating activities in 2010 relative to 2009 was due primarily to the timing and management of cash requirements associated with accounts payable and accounts receivable, and customer deposits made during the period as progress payments on certain fabrication contracts.  This was partially offset by a timing difference between periods in work-in-process inventories related to ongoing and upcoming contracts, the timing of accrued expenses, and the increase in the overall net loss for the nine months ended September 30, 2010.

Investing Cash Flows

Investing activities used $228,418 and $444,299 of cash for the nine months ended September 30, 2010 and 2009, respectively.  The primary use of cash in investing activities in 2010 has been investments made in building designs related to our planned wind blade plant in Wisconsin Rapids, additional manufacturing equipment in our corrosion business, and the purchase of 94 acres of land for our planned wind blade manufacturing plant.  The primary use of cash in investing activities in 2009 was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as the purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities used $55,748 during the nine months ended September 30, 2010.  Proceeds from financing activities, detailed below, were offset by net payments on short-term debt and lines of credit totaling $753,512 and net payments on long-term debt totaling $359,489 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, financing activities provided $147,322 comprised of net borrowings from short-term notes of $497,934 and net payments on long-term debt and financing costs of $350,612.

Warrant Exercise

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

Subscription Agreement

On August 23, 2010, the Company entered into a Subscription Agreement with its founder and majority shareholder, Jamie L. Mancl, pursuant to which Mr. Mancl made a $450,000 equity investment in the Company. Pursuant to the agreement, Mr. Mancl purchased 180,000 shares of the Company's common stock at a price of $2.50 per share.  These shares were restricted shares subject to SEC Rule 144.

Employee Stock Purchase Plan

Proceeds to the Company from stock purchased under the ECC Employee Stock Purchase Plan totaled $16,430 for the nine months ended September 30, 2010.

Debt Exchange Transactions

On August 3, 2010, the Company’s Board of Directors approved a debt for equity exchange transaction between M&W Fiberglass, LLC (an entity wholly owned by the Company’s majority shareholders Jamie L. and Jennifer L. Mancl) and the Company. The transaction, which closed on August 13, 2010, resulted in the conversion of the outstanding principal and interest under the existing long-term note with M&W Fiberglass to common shares of the Company at $2.50 per share. The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455 which upon conversion resulted in the issuance of 390,490 restricted common shares of ECC. The exchange resulted in a $970,770 reduction in the Company's long-term debt obligations and also results in a reduction in cash required for principal and interest payments of $97,972 annually through 2014, and $729,822 in 2015.

On August 3, 2010, the Company’s Board of Directors also approved a debt for equity exchange transaction between five private investors (primarily existing shareholders) and the Company. The transaction, which closed on September 7, 2010, resulted in the conversion of the outstanding principal and interest under existing short-term notes to common shares of the Company at $2.50 per share. The principal balance of the notes converted at September 7, 2010 was $500,000 along with accrued interest of $18,763.  This resulted in a $500,000 reduction in the Company's short-term debt obligations.

Debenture Financing

From August 2008 to December 2008, we raised $6,370,000 by selling units, each unit consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”).  The Debentures sold included the issuance of 2,548,000 Warrants.  Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or dividend of our common stock.

At September 30, 2010, Debentures totaling $1,230,000 remain outstanding and will become due during the third and fourth quarter of 2011.  $5,140,000 of Debentures has been converted to common stock as of September 30, 2010.  Many Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  We believe that the growth of our business through the implementation of our growth strategy will improve the value of our stock and motivate the remaining Debenture holders to convert their debt into stock which will further reduce our cash requirements to settle the debt in 2011.  We also anticipate that the Debenture holders will exercise their Warrants when and if the value of our stock increases above $5.00 per share.  The money we raise from the exercise of Warrants, if any, will be used to continue our growth strategy.

Other Debt Activity

On October 27, 2010, the Company issued a new unsecured short-term promissory note to M&W Fiberglass, LLC for $25,000.  The note carries a term of 60 days and an annual fixed interest rate of 6.00%.

On October 29, 2010, the Company issued a new unsecured short-term promissory note to White Horse Ltd, LLC, an entity owned by one of the Company’s directors, for $120,000.  The note carries a term of 30 days and an annual fixed interest rate of 6.00%.  The note was paid on November 2, 2010.

Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging.  At September 30, 2010, the monthly payment for all operating leases totals $5,963.

Going Forward

While we have begun to implement our four-part growth strategy, defined in our 2009 Annual Report on Form 10-K, we continue to require additional equity and debt financing over the next twelve months to support working capital requirements of our existing businesses, the construction of a new wind blade production plant, the equipping of the production lines and the training of employee-associates.  While we are targeting a substantial portion of our financing requirements through subsidized or otherwise advantaged debt financing, it will be necessary to support such financing with supplemental equity.  If our cash flow from operations is insufficient to fund debt service and other obligations, we will be required to increase our borrowings, reduce or delay capital expenditures, and seek additional capital or refinance our indebtedness.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under revolving credit facilities.  If we are unable to obtain new financing in the near term, we will have to curtail our selling, general and administrative expenditures, including those associated with the WindFiber™ strategy.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

Item 1A.   Risk Factors

Not applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2010, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
July 1, 2010	26 accredited investors	6,566 shares of common stock	$16,380 of accrued interest paid to debenture holders
August 3, 2010	Executive officer	390,490 shares of common stock	$976,225 long-term note and accrued interest exchanged at $2.50 per share
August 23, 2010	Executive officer	180,000 shares of common stock	$450,000 common stock purchase at $2.50 per share
August 24, 2010	Consultant	3,375,000 shares of common stock	$4,275,000 for services to be rendered at $1.40 per share
September 7, 2010	5 accredited investors	207,506 shares of common stock	$518,763 short-term note and accrued interest exchanged at $2.50 per share
July through September	3 accredited investors	36,465 shares of common stock	Conversion of $90,000 of Debenture principal and $1,162 of accrued interest

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

Item 3.      Defaults Upon Senior Securities

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009 (7)
10.16	Employee Stock Purchase Plan (8)
10.17	Debt Exchange Agreement (9)
31.1	Rule 13a-14(a) Certification of Jamie L. Mancl
31.2	Rule 13a-14(a) Certification of Jeffrey S. Keuntjes
32.1	Certification of Jamie L. Mancl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Jeffrey S. Keuntjes Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Annual Report for the year ended December 31, 2008 on Form 10-K filed March 31, 2009.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated June 2, 2009, filed June 5, 2009.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated August 13, 2010, filed August 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: November 12, 2010	By:	/s/ Jamie L. Mancl
Jamie L. Mancl, President

Dated: November 12, 2010	By:	/s/ Jeffrey S. Keuntjes
Jeffrey S. Keuntjes, Vice President – Finance