Form 10-K
period 2010-12-31
ENERGY COMPOSITES Corp
filed 2011-04-19
CIK 1119807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $36,208,538 as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  46,683,949 shares as of April 15, 2011.

PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED HEREIN BY REFERENCE: Information Statement for 2011 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14C within 120 days after the end of the registrant’s fiscal year and, upon such filing, to be incorporated by reference into Part III to the extent indicated therein).

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
DECEMBER 31, 2010

PART I
Item 1.            Business.

Overview and History

Energy Composites Corporation (“we,” “us,” “our,” or the “Company”) is a manufacturer of composite structures and vessels for a range of clean technology industries.  Based on our research of companies in this sector, we believe we have the Midwest’s largest and most automated manufacturing capabilities.

Our Company was incorporated on October 29, 1992 under the laws of the State of Nevada.  At first, we were defined as a “shell” company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.  As of October 14, 2008, we completed a reverse acquisition of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).  Pursuant to the reverse acquisition, we issued 28,750,000 shares of our common stock to AFT’s shareholders (approximately 72% of the then issued and outstanding common stock) and AFT’s shareholders gained voting control of our Company.  As a result of the reverse acquisition, we are no longer considered a “shell” company.  AFT is now our wholly-owned subsidiary.  On August 23, 2010, AFT changed its name to ECC Corrosion, Inc. (“ECC-C”).

ECC Corrosion, Inc.  ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie Lee Mancl, M&W was the operating entity that developed and operated ECC-C’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: ECC-C.  M&W, solely owned by Jamie Lee Mancl, retained ownership of ECC-C’s former manufacturing facility.  In February 2007, M&W sold ECC-C’s former manufacturing facility to the city of Wisconsin Rapids.  M&W  then purchased and developed our current manufacturing facility by obtaining $4,000,000 of financing in the form of industrial revenue bonds.  On December 31, 2008, we purchased the manufacturing facility from M&W by assuming the industrial revenue bonds, paying M&W $500,000 in cash and delivering a promissory note to M&W for $1,045,328.

Financing Activity.  On December 15, 2008, we closed a private offering of units consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant is exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2010, Debentures totaling $5,140,000 have been converted into common stock of the Company.  The number of shares of common stock issued as principal and interest for these conversions totaled 2,149,496 shares.

On March 8, 2010, the Company’s Board of Directors approved the temporary reduction of the exercise price of outstanding warrants to $2.50 per share from $5.00 per share. The temporary exercise price reduction was valid from March 22, 2010 through May 6, 2010.  After May 6, 2010, the warrants reverted back to their original terms.  The Company received $590,823 related to the exercise of 236,329 warrants to purchase its common stock at $2.50 per share from warrant holders.

  On August 3, 2010, the Company’s Board of Directors approved a debt for equity exchange transaction between M&W and the Company.  The transaction, which closed on August 13, 2010, resulted in the conversion of the outstanding principal and interest under the existing long-term note with M&W to common shares of the Company at $2.50 per share.  The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455, which upon conversion resulted in the issuance of 390,490 restricted common shares of the Company.  The exchange resulted in a $970,770 reduction in the Company’s long-term debt obligations and an addition to stockholder's equity of $976,225.

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

We use advanced composite materials to engineer and manufacture complex composite structures, vessels and processing systems including holding tanks, ancillary equipment manufactured from composite material, and composite ductwork and piping.  We also provide maintenance, repair and overhaul (“MRO”) services to the alternative energy industry, industrial retrofit services using composites, and maintain 24/7 field service capability to provide plant shutdown and maintenance, refurbishing, tanks and vat relining, tank field-erection, tank and equipment inspection and repair services, as well as installation of pipelines, crossovers, hoods, scrubbers, absorption towers, stacks and stack liners.  Our vinylester and polyester resin, thermoplastic/fiberglass composite laminate, and carbon fiber composite fabrication systems and processes meet or exceed the requirements set by the Society of Plastic Industries, American Society of Testing Materials, Reinforced Thermoset Plastics Corrosion Resistant Equipment Accreditation Program established by the American Society of Mechanical Engineers, and OSHA.

We have not made any material expenditures on research and development in the past two years, although we have developed a solid portfolio of innovations in material use, design and manufacturing process.  We developed these innovations during production of goods for and delivery of services to our clients.

The following list identifies the various markets in which we currently compete:

•	Mining: We manufacture, install, repair and perform integrity inspections on piping, ductwork, tanks and other structures for the mining industry.

•	Pulp and Paper: We provide composite storage and piping solutions and inspection and repair services to pulp and paper manufacturers.

•	Chemical Processing: We also fabricate and install composite tanks and piping and provide MRO services for several chemical manufacturers.

•	Alternative Energy: We manufacture bio-fuel storage tanks and piping systems as well as bio-fuel-related waste water treatment tank systems.

•	Flue Gas Desulfurization: We manufacture and install equipment for FGD systems, with a significant portion of our FGD manufacturing and installation performed on the client site.

•	Environmental Compliance: We engineer, manufacture and service composite-based odor control systems.

•
Wind Fiber:  We continue to focus efforts on developing our Windfiber™ strategy to become a leading supplier of advanced wind blades and other composite components to the North American wind energy industry.

We have completed the design of an advanced wind blade manufacturing facility and developed a strategic partnership with SSP Technology, a leading provider of composite blade technology and designs based in Denmark, which we believe allows us to offer advanced and competitive design, prototype and manufacturing capability to the wind industry.  Although we have made considerable progress in establishing relationships with potential customers, the wind industry experienced a significant reduction in installed wind energy systems during 2010 resulting in lower demand for composite blade design and production.  We believe energy security, increasing fossil fuel prices and environmental policy will drive increased demand for wind energy systems in the future and remain optimistic about the long-term future for wind energy and, in particular, the need for advanced wind blade design, prototype and manufacturing capability. The Company also ceased future investments in the resin distribution business in the fourth quarter of 2010 due to slower sales than anticipated and to focus on the core composites business.

Manufacturing Facilities and Processes

We own a 73,000 square-foot composites manufacturing plant in Wisconsin Rapids, Wisconsin.  We have the ability to expand our facilities as we grow and compete in new markets.  Our plant has advanced climate control capabilities, critical in manufacturing processes using industrial carbon fibers, as well as bulk materials storage facilities that incorporate what we believe to be the latest and most advanced designs.  Our bulk material storage facilities exceed all current and envisioned environmental and workplace safety standards.  The plant and material storage facilities have direct rail and highway access.

Our plant features five automated filament winders, including computer-controlled, dual-mandrel filament winding technology and mandrels which allow us to produce structures up to 43 feet in length without seams, reducing our cost of production and providing a pricing advantage over competitors.  We have also designed and manufactured mobile field winding equipment which allows us to produce large diameter vessels at our customer’s location when product size limits transportation options.

Major Customers

We continue to serve a diverse base of customers in our core market sectors including power generation, petrochemical, mining, pulp and paper, wastewater, and odor-control. Given the custom nature, project orientation and seasonal variability of this core business, we are at times subject to significant swings in revenue concentration as we accept and complete contracts of varying size based on our customer’s expansion, retrofit and outage-related activities. During 2010, our customer concentration consisted of eight customers representing approximately 50% of our revenue and 54% of our outstanding accounts receivable at December 31, 2010. In 2009, our two largest customers accounted for approximately 59% of our total consolidated revenues and 49% of our outstanding accounts receivable at December 31, 2009.

We market our products primarily through our internal sales personnel as well as a network of independent sales representatives. We utilize internal transportation as well as independent carriers to distribute our products to our customers.

Major Suppliers

We use three main suppliers of raw composites materials in our manufacturing operations but have also established relationships with alternate domestic and foreign suppliers of these same raw materials. Since the composites materials used in our manufacturing operations are of a commodity nature, we will use these sources according to material availability and pricing in the event our primary suppliers are unable to continue supplying our raw materials requirements. We have not experienced supply procurement problems regarding the primary raw materials used in the production process.

Additionally, we purchase pre-manufactured composite pipe and pipe fittings from Fiberglass Piping & Fitting Company (“FPF”).  FPF is a wholesale distributor of imported fiberglass piping and fitting products and owned by our largest shareholder, Jamie Lee Mancl.  We purchase products from FPF from time to time for use in the manufacture of our products pursuant to a long-term supply agreement at a price equal to FPF’s net direct costs for such products.  Purchases from FPF accounted for 5% and18% of total raw materials purchased in 2010 and 2009, respectively. FPF accounted for 10% and 29% of all outstanding accounts payable at the end of 2010 and 2009, respectively.

Competition

We face robust competition in our markets, and several of our competitors have operations in our geographic markets.  We believe the investments in our manufacturing facility, automated filament winding equipment and highly skilled workforce have substantially increased production capacity and thereby improved our competitive position in the markets we serve.  The following lists major competitors of which we are aware in each of our major markets:

Composite tanks for bio-fuel storage, mining, pulp and paper and petrochemical:  Belding Tank Technologies, Inc. (Michigan), Ershigs, Inc. (Washington), Tankinetics, Inc. (Arkansas), Design Tanks, Inc. (South Dakota) and Augusta Fiberglass, Inc. (South Carolina).

Flue gas desulfurization:  Tankinetics, Inc. (Arkansas), Ershigs, Inc. (Washington), AN-COR Industrial Plastics, Inc. (New York), Augusta Fiberglass, Inc. (South Carolina), and Plasticon Europe, B.V. (Netherlands).

Water management and storage:  Belding Tank Technologies (Michigan), Ershigs, Inc. (Washington), Tankinetics, Inc. (Arkansas), Design Tanks, Inc. (South Dakota), Containment Solutions, Inc. (Texas) and one main piping manufacturer, Future Pipe Industries (Dubai).

Wind blade design and manufacture:  LM Glasfiber (Denmark, various US locations), TPI, Inc. (Iowa, Mexico, China) MFG, Inc. (Texas, South Dakota), Energetx, Inc. (Michigan) and Tecsis, Inc. (Brazil).

Our key geographic markets are in North America.  We believe with our diversification and certain innovative manufacturing advantages in the markets we serve, we are able to offer the highest quality at competitive prices.  We believe these advantages will help us to continue to compete in both existing and new markets.

Employees

At March 31, 2011, we employed 65 employees, of which 62 are full-time.  We have 22 of our employees that are represented by the United Association of Plumbers and Steamfitters under a contract that expires on May 31, 2012 and those 22 employees are represented by the United Association of Journeymen and Apprentices of Plumbing and Pipefitting Industry of the United States and Canada under a contract which expires on June 3, 2012.  We believe that our relationship with all of our employees is good.

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

We incurred a total of $18,246 in environmental regulatory compliance expenses in 2010 and $16,170 in 2009. Going forward, we believe that compliance with all current government regulations will not have a material adverse effect on our results of operations or financial condition.  The risk of additional costs and liabilities, however, is inherent in certain plant operations and certain products produced at our plant, as is the case with other companies in the composites industry.  Therefore, we may incur additional costs or liabilities in the future for regulatory compliance.  Other developments, such as increasingly strict environmental, safety and health laws, regulations and related enforcement policies, discovery of unknown conditions, and claims for damages to property, persons or natural resources resulting from plant emissions or products could also result in additional costs or liabilities.

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

Item 2.                Properties.

Principal Office, Plant and Equipment

Our manufacturing facility serves as our principal office.  As discussed in Item 1, we own a 73,000 square-foot composites manufacturing plant in Wisconsin Rapids, Wisconsin.  Our plant secures our obligations under our industrial revenue bonds.  Our plant currently features four automated filament winders and one portable large diameter vertical winder.  In 2009, we purchased a portable winder capable of producing products up to 40 feet in diameter and 43 feet in length. All of our winders serve as collateral for some of our long-term debt obligations.  In April 2010, we purchased approximately 95 acres of vacant land near our manufacturing facility in Wisconsin Rapids, Wisconsin for the purpose of developing a facility to manufacture blades for the wind energy market. To date, we have not developed the property and, due to weakness in the wind energy market as described in Item 1and covenants in our development agreement requiring certain minimum assessments for the property, we are in the process of selling the land back to the City of Wisconsin Rapids.  We expect the land to remain available to us at below estimated fair market values in the event we proceed with the construction of a facility to manufacture blades in the future.

Item 3.                Legal Proceedings.

We are not currently involved in any material pending legal proceedings other than ordinary routine litigation incidental to our business.

Item 4.                (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From July 17, 2007, to February 22, 2011, our common stock was quoted and traded on the OTC Bulletin Board.  Since February 23, 2011, our common stock has traded on the OTCQB due to quoting inactivity under SEC Rule 15c2-11.  The trading symbol was changed from “LPME” to “ENCC” effective October 15, 2008.  The following table sets forth the range of high and low bid quotations for each quarter for our last two completed fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.
	Bid Prices ($)
	High	Low
2009 Fiscal Year:
March 31, 2009	$4.00	$2.75
June 30, 2009	$4.85	$2.55
September 30, 2009	$5.10	$3.25
December 31, 2009	$4.70	$4.50

Bid Prices ($)
High	Low

2010 Fiscal Year:
March 31, 2010	$3.69	$3.50
June 30, 2010	$2.00	$1.75
September 30, 2010	$1.40	$1.40
December 31, 2010	$1.20	$0.85

On March 31, 2011, the closing bid price for the common stock was $0.32.

Holders

The number of record holders of our common stock, as of April 15, 2011, was 176 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2010, we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
October 7, 2010	24 accredited investors	6,246 shares of common stock	$15,577 of accrued interest paid to debenture holders

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

Our Company was incorporated on October 29, 1992 under the laws of the State of Nevada.  At first, we were defined as a “shell” company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.  As of October 14, 2008, we completed a reverse acquisition of Advanced Fiberglass Technologies, Inc. (“AFT”), a Wisconsin corporation.  Pursuant to the reverse acquisition, we issued 28,750,000 shares of our common stock to AFT’s shareholders (approximately 72% of the then issued and outstanding common stock) and AFT’s shareholders gained voting control of our Company.  As a result of the reverse acquisition, we are no longer considered a “shell” company.  AFT, which changed its name to ECC Corrosion, Inc. on August 23, 2010, is now our wholly-owned subsidiary.

Advanced Fiberglass Technologies.  AFT was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie Lee Mancl, M&W was the operating entity that developed and operated AFT’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  M&W, solely owned by Jamie Lee Mancl, retained ownership of AFT’s former manufacturing facility.  In February 2007, M&W sold AFT’s former manufacturing facility to the city of Wisconsin Rapids.  M&W and AFT then purchased and developed our current manufacturing facility by obtaining $4,000,000 of financing in the form of industrial revenue bonds.  On December 31, 2008, we purchased the manufacturing facility from M&W by assuming the industrial revenue bonds, paying M&W $500,000 in cash and issuing a promissory note to M&W for $1,045,328.  On August 3, 2010, the Company’s Board of Directors approved a debt for equity exchange transaction between M&W and the Company. The transaction, which closed on August 13, 2010, resulted in the conversion of the outstanding principal and interest under the existing long-term note with M&W to common shares of the Company at $2.50 per share.  The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455 which upon conversion resulted in the issuance of 390,490 restricted common shares of ECC. The exchange resulted in a $970,770 reduction in the Company’s long-term debt obligations and an addition to stockholder's equity of $976,225.  On August 23, 2010, AFT changed its name to ECC Corrosion, Inc. (“ECC-C”).

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

Innovative Composite Solutions, LLC.  In June 2009, we established Innovative Composite Solutions, LLC (“ICS”) as a wholly-owned subsidiary of Energy Composites Corporation, to serve as our distribution arm for resins and composite materials.  As of December 31, 2010, the operating results of ICS are immaterial to the Company and are included in the Industrial Tank and Piping reporting.

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

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries ECC-C and ICS, after elimination of all intercompany accounts, transactions and profits.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable.  We determine the allowance based on our historical write-off experience.  We review our allowance for doubtful accounts monthly.  Individual accounts with past due balances over 90 days are specifically reviewed to ensure they are collectible.  All other balances are reviewed on a pooled basis.  Account balances are charged off against accounts receivable, as bad debts, after all means of collection have been exhausted and the potential for recovery is considered remote.  Finance charges are accrued monthly, but not recognized on past due trade receivables until management determines that such charges will be collected.

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

For any service/repair, most work is performed on a time and material basis and revenue is recognized as performance progresses.

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

We account for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. We believe our income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at December 31, 2010 and 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2010.

Results of Operations

Revenue

During the year ended December 31, 2010, we recorded revenue from product sales of $4,232,986 compared to $5,780,665 for the year ended December, 2009 a decrease of 27%.  Revenue from field services was $1,859,756 for the year ended December 31, 2010, compared to 2,551,121 for the year ended December 31, 2009 a decrease of 27%.  The decrease in product and service revenue during the year ended December, 2010 was largely driven by the absence of a major contract and reduced or delayed service orders from our leading corrosion customers.  This was partially offset by smaller product contracts from new customers.

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

For the year ended December 31, 2010, product cost of goods sold decreased to $3,739,529, resulting in product gross profit of $493,457 or 12%.  For the year ended December 31, 2009, product cost of goods sold was $5,073,703, resulting in product gross profit of $706,962 or 12%.

For the year ended December 31, 2010, service cost of goods sold decreased to $1,171,964, resulting in service gross profit of $687,792 or 37%.  For the year ended December 31, 2009, service cost of goods sold was $1,777,522, resulting in service gross profit of $773,599 or 30%.

The Company’s overall gross profit for the year ended December 31, 2010 was 19% compared to 18% for the comparable period in 2009.

The increase in the overall gross profit percentage for the year ended December 31, 2010 was driven by higher margin product mix, labor efficiencies realized with the implementation of the Company’s enterprise resource planning system in May 2010 and a lower requirement of more expensive pipefitter labor in 2010 compared to 2009.  These factors were partially offset by the lower sales volume in 2010.

For the year ended December 31, 2010, our cost of materials was 32% of revenue.  This compares to cost of materials of 25% for the year ended December 31, 2009.  Our cost of labor was 29% of revenue for the year ended December 31, 2010 compared to labor cost of 38% of revenue for the year ended December 31, 2009.  Manufacturing overhead was 21% of revenue during the year ended December 31, 2010, compared to 19% for the year ended December 31, 2009.

Selling, general & administrative expenses

Selling, general and administrative expenses increased to $5,151,505 during the year ended December 31, 2010 from $3,792,764 during the year ended December 31, 2009.  The increase in our selling, general and administrative expenses was primarily driven by our continued investment in our WindFiber™ strategy, increased sales and sales support staff, and the issuance of non-cash employee stock options for the first time.  Expenses related to our WindFiber™ strategy have totaled $714,390 for the year ended December 31, 2010 compared to $94,159 for the year ended December 31, 2009.  We recorded employee and director stock and stock option compensation expense of $701,943 during the year ended December 31, 2010, compared to $175,000 during the year ended December 31, 2009.  Due to limited cash resources, the Company is compensating employees and directors by utilizing more stock instruments to compensate employees. Additionally, we recorded $756,000 of stock compensation expense during the year ended December 31, 2010 related to a consulting agreement with Diversified Equities Partners, LLC (“Diversified”) whereby Diversified has agreed to provide financial advisory services through September 2012.

Other expenses

Other income and expense consists of interest income and interest expense which includes non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Total interest expense for the years ended December 31, 2010 and 2009 were $949,903 and $1,947,636, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt were $526,098 and $1,461,921 for the years ended December 31, 2010 and 2009, respectively.

Net loss before provision (benefit) for income taxes

The Company’s loss before income tax benefit for the year ended December 31, 2010 increased to $4,919,627 from $4,244,586 during the year ended December 31, 2009.  The primary drivers of the increase in net loss before income taxes for the year ended December 31, 2010 were the decrease in gross profit on lower sales, and an increase in selling, general and administrative costs partially offset by the decrease in the non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt.

Income tax benefit

In 2009, the Company established a full valuation allowance of $1,855,000 against its deferred tax assets because it was more likely than not, that the net deferred tax assets may not be realized. The Company continued to record a full valuation allowance and therefore, there is no tax provision recorded for 2010.

Net loss

Net loss decreased to $4,919,627 for the year ended December 31, 2010 from $6,099,586 during the year ended December 31, 2009.   The decrease in our 2010 net loss stems primarily from the 2009 net tax provision expense of $1,855,000, which offset the 2010 increase in operating loss of $1,658,053.  The 2010 increased operating loss was due to lower sales and increases in our Selling, General, and Administrative expenses, which included increases in our stock compensation expense and continued investment in our WindFiber™ strategy.    ICS has recorded operating losses of $180,914 for the year ended December 31, 2010 compared to $207,451 for the year ended December 31, 2009.  Additionally, to capitalize on our expanding manufacturing capabilities, we have added sales representatives and new sales territories.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash on hand of $6,719, a working capital deficiency of $5,976,163 net of prepaid consulting expense, a net loss of $4,919,627 for the year ended December 31, 2010 and an accumulated deficit of $14,868,803. The Company's continuation as a going concern is dependent upon its ability to generate sufficient operations cash flow or successfully raise additional funds to meet its obligations on a timely basis in order to comply with the terms and covenants of its financing agreements.  Management is continuing its efforts to obtain additional funds through additional equity and debt financing, and to reduce costs and related near-term working capital requirements. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations.

As a result of the working capital deficiency, recent losses and accumulated deficit, we were unable to remain in compliance with the Debt Service Coverage Ratio covenant in our credit agreement with our primary lender.  The required ratio is 1.25 and the Company’s ratio at December 31, 2010 was a negative (1.36). Our lender has waived compliance with this covenant through May 31, 2011.  The next measurement date for this financial covenant is June 30, 2011.  Our lender has agreed to further waive compliance with this covenant through December 31, 2011 if we have raised gross proceeds of not less than $1,200,000 as a result of the issuance of common stock or common stock equivalents not later than May 31, 2011 (a “Qualified Financing”).  In the event we are unable to complete a Qualified Financing or renegotiate our credit agreement with our lender, they may require us to repay all amounts outstanding under our credit facility. Due to the uncertainty of the Company completing a Qualified Financing, all debt tied to this credit agreement has been classified as a current liability as of December 31, 2010.

In addition, the Company also has $830,000 of convertible debentures that are due and payable in the third quarter of 2011. If we are unable to raise additional capital or otherwise refinance the debenture obligations as and when they come due, it would result in a breach of those agreements which would also be a violation of the covenants of our other debt obligations with the Company’s bank.

 In the event we are unable to complete a Qualified Financing or renegotiate our credit agreement it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operating as a going concern.  However, we continue to work closely with our lender to renegotiate the terms of those arrangements, and we continue to actively explore alternative sources of debt and equity capital and other means to refinance all or some of our indebtedness.

Operating Cash Flows

Operating activities provided $146,548 during the year ended December 31, 2010 compared to cash used of $2,413,419 during the year ended December 31, 2009.  The improvement in net cash flow from operating activities in 2010 relative to 2009 was due primarily to the timing and management of cash requirements associated with accounts payable and accounts receivable, and customer deposits made during the period as progress payments on certain fabrication contracts.  Due to continuing cash constraints in 2010, the Company aggressively collected on outstanding accounts receivable and delayed paying its vendors. This was partially offset by a timing difference between periods in work-in-process inventories related to ongoing and upcoming contracts and the timing of accrued expenses.

Investing Cash Flows

Investing activities used $358,863 and $655,616 of cash for the years ended December 31, 2010 and 2009, respectively.  The primary use of cash in investing activities in 2010 has been investments made in additional manufacturing equipment in our corrosion business, and the purchase of 94 acres of land for the development of a wind blade manufacturing plant. In 2009, we purchased additional manufacturing equipment supporting plant and field service activities, as well as office equipment for added sales and WindFiber™ staff positions and in building designs for a wind blade plant.

Financing Cash Flows

Financing activities used $62,775 during the year ended December 31, 2010.  Proceeds from financing activities, detailed below, were offset by net payments on short-term debt and lines of credit totaling $648,612 and net payments on long-term debt totaling $471,416 for the year ended December 31, 2010.  For the year ended December 31, 2009, financing activities provided $365,555 comprised of proceeds on short term debt and the line of credit totaling $837,512 and net payouts of long term debt totaling $471,957.

On March 8, 2010, the Company’s Board of Directors approved the temporary reduction of the exercise price of outstanding warrants to $2.50 per share from $5.00 per share. The temporary exercise price reduction was valid from March 22, 2010 through May 6, 2010.  After May 6, 2010, the warrants reverted back to their original terms.  The Company received $590,823 related to the exercise of 236,329 warrants to purchase its common stock at $2.50 per share from current warrant holders.

On August 3, 2010, the Company’s Board of Directors approved a debt for equity exchange transaction between M&W Fiberglass, LLC, an entity wholly owned by the Company's majority shareholders, Jamie L. and Jennifer L. Mancl, and the Company. The transaction, which closed on August 13, 2010, resulted in the conversion of the outstanding principal and interest under the existing long-term note with M&W Fiberglass to common shares of the Company at $2.50 per share. The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455, which upon conversion resulted in the issuance of 390,490 restricted common shares of ECC. The exchange resulted in a $970,770 reduction in the Company’s long-term debt obligations and an addition to stockholder's equity of $976,225.

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

The Company continues to rely on short-term note financing from its primary lender for its working capital needs. Total bank notes of $1,250,000 were outstanding as of December 31, 2009. During 2010, the Company borrowed $2,543,634 and made repayments of $3,243,634. The Company’s outstanding balance on these short term bank notes is $550,000 at December 31, 2010.

Employee Stock Purchase Plan

Proceeds to the Company from stock purchased under the ECC Employee Stock Purchase Plan totaled $16,430 for the years ended December 31, 2010.

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

At December 31, 2010, Debentures totaling $969,870 with a face value of $1,230,000 remain outstanding and will become due during the third and fourth quarter of 2011.  $5,140,000 of Debentures has been converted to common stock as of December 31, 2010. In the event that the outstanding Debentures do not convert or we are unable to extend their term or obtain additional financing or raise additional capital to repay all amounts outstanding when they become due, we would likely be unable to continue operating as a going concern. The Company plans to work with the debenture holders during the second quarter of 2011 to either induce them to convert by potentially reducing the conversion price, provide additional warrants or work with them to extend the notes.

Other Debt Activity

On October 27, 2010, the Company issued an unsecured short-term promissory note to M&W Fiberglass, LLC for $25,000.  The note carries a term of 60 days and an annual fixed interest rate of 6.00%.

On October 29, 2010, the Company issued an unsecured short-term promissory note to White Horse Ltd, LLC, an entity owned by one of the Company’s directors, for $120,000.  The note carried a term of 30 days and an annual fixed interest rate of 6.00%.  The note was paid on November 2, 2010.

On March 31, 2011, the Company issued a new unsecured short-term promissory note to an individual investor, for $100,000.  The note carries a term of 60 days and an annual fixed interest rate of 6.00%.

Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging.  At December 31, 2010, the monthly payment for all operating leases totals $5,963.

Going Forward

As described above, the Company must actively pursue activities to complete a Qualified Financing Event as required by its lender by May 31, 2011, along with the payments due convertible bond holders in the third quarter of 2011.  There is no assurance we will be successful.  If our lender requires us to repay all amounts outstanding under our credit facility because we are unsuccessful in completing a Qualified Financing, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operations as a going concern.  However, we continue to work closely with our lender to renegotiate the terms of those arrangements and we continue to actively explore alternative sources of debt and equity capital and ways in which we can refinance all or some of our indebtedness.

In addition, due to the reduction in sales in which resulted in losses greater than anticipated in 2010, management is in the process of implementing significant changes in our operations moving into 2011. We have eliminated administrative and staff positions and are now seeing cost savings from the manufacturing ERP system implemented in 2010 allowing the Company to manage costs by customer and by project.

We are also actively pursuing domestic sales opportunities by the hiring of a new South Regional Manager and are currently analyzing and engaging in discussions with potential partners in the South East Asia markets. Our core composites operations is starting to see the benefits from the increased investments during 2010 in our Sales Team, evidenced by the increased quality of our customer list, backlog, and the largest project in the company’s history previously announced on July 26, 2010 that the Company has been awarded a major contract to supply fiberglass tanks in 2011 to a Canadian client valued at approximately $3.8 million.

We intend to re-focus our WindFiber Business Plan, since the existing land that had been purchased from the City of Wisconsin Rapids with the intention of building a composite blade manufacturing plant will be returned to the City for the same price as was purchased. The Company will continue to explore opportunities in other states that might offer strategic advantages and economic incentives.

While recessionary economic pressures persist, we have seen signs that the capital goods economy may be strengthening.  We believe that the refocus on our core composites business along with our past investments and involvement in the wind energy industry and other market segments will also position our Company as the economy recovers and expands.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2010.

Item 7A.         Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.            Financial Statements and Supplementary Data.

ENERGY COMPOSITES CORPORATION
TABLE OF CONTENTS
PAGE
Report of Independent Registered Public Accounting Firm	18

Consolidated Financial Statements:

Consolidated Balance Sheets	19

Consolidated Statements of Operations	20

Consolidated Statements of Stockholders’ Equity	21

Consolidated Statements of Cash Flows	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy Composites Corporation

We have audited the accompanying consolidated balance sheets of Energy Composites Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Energy Composites Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Composites Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2010 and 2009 and had an accumulated deficit at December 31, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota
April 18, 2011

ENERGY COMPOSITES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS

Current Assets:
Cash	$6,719	$281,809
Accounts receivable, net of allowance for doubtful
accounts of $61,000 in 2010 and $191,000 in 2009	835,160	2,512,934
Accounts receivable - related party	-	1,860
Inventories, net	609,001	592,987
Other current assets	84,836	120,123
Prepaid consulting expense	2,268,000	-
Total current assets	3,803,716	3,509,713

Property and equipment, net	6,237,215	5,914,803

Other assets:
Intangible assets, net	49,669	58,218
Prepaid consulting expense, net of current portion	1,701,000	-
Total other assets	1,750,669	58,218

Total assets	$11,791,600	$9,482,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt obligations	$4,724,913	$533,545
Line of credit - bank	113,900	117,512
Short-term notes payable	575,000	1,720,000
Accounts payable	1,265,123	468,373
Accounts payable - related party	183,012	188,356
Accrued expenses	314,519	259,550
Accrued payroll and payroll taxes	283,617	288,782
Customer deposits	51,795	84,399
Total current liabilities	7,511,879	3,660,517

Long-term liabilities
Long-term debt obligations, net of current portion	95,823	5,363,986
Deferred income - land purchase	429,494	-
Total long-term liabilities	525,317	5,363,986

Total liabilities	8,037,196	9,024,503

Stockholders' equity (deficit):
Common stock - $.001 par value; 100,000,000 shares
authorized, 46,659,800 and 42,115,205 shares issued
and outstanding, respectively	46,661	42,115
Additional paid-in capital	18,576,546	10,365,292
Accumulated deficit	(14,868,803)	(9,949,176)
Total stockholders' equity	3,754,404	458,231

Total liabilities and stockholders' equity	$11,791,600	$9,482,734

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

Revenue	$6,092,742	$8,331,786

Cost of goods sold	$4,911,493	6,851,225

Gross profit	$1,181,249	1,480,561

Selling, general and administrative expenses	$5,151,505	3,792,764

Loss from operations	(3,970,256)	(2,312,203)

Other income (expense):
Interest expense	(949,903)	(1,947,636)
Interest income	532	15,253

Total other income (expense)	(949,371)	(1,932,383)

Loss before provision (benefit) for income taxes	(4,919,627)	(4,244,586)

Income tax provision	-	1,855,000

Net loss	$(4,919,627)	$(6,099,586)

Net loss per common share - basic and diluted	$(0.11)	$(0.15)

Weighted average shares outstanding - basic and diluted	43,715,761	42,050,299

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance at December 31, 2008	41,579,157	$41,579	$8,998,941	$(3,849,590)	$5,190,930

Convertible debt converted to common stock	440,000	440	1,099,560		1,100,000
Stock issued for interest owed on
convertible debt	36,801	37	91,850		91,887
Restricted stock issued as employee compensation	49,272	49	137,451		137,500
Restricted stock issued as directors' compensation	9,975	10	37,490		37,500
Net loss				(6,099,586)	(6,099,586)

Balance at December 31, 2009	42,115,205	42,115	10,365,292	(9,949,176)	458,231

Convertible debt converted to common stock	66,000	66	164,934		165,000
Stock issued for interest owed on convertible debt	27,538	27	68,689		68,716
Restricted stock issued upon warrant exercise	236,329	237	590,586		590,823
Restricted stock issued upon equity contribution	180,000	180	449,820		450,000
Restricted stock issued as employee compensation	18,337	18	74,982		75,000
Restricted stock issued as directors' compensation	33,730	34	131,841		131,875
Restricted stock issued upon debt and accrued interest exchange	597,996	599	1,494,389		1,494,988
Restricted stock issued as consultant compensation	3,375,000	3,375	4,721,625		4,725,000
Stock issued under Employee Share Purchase Plan	9,665	10	19,320		19,330
Stock options compensation expense			495,068		495,068
Net loss				(4,919,627)	(4,919,627)

Balance at December 31, 2010	46,659,800	$46,661	$18,576,546	$(14,868,803)	$3,754,404

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(4,919,627)	$(6,099,586)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	471,288	433,650
Provision for losses on accounts receivable	12,090
(Gain) loss on asset disposal	3,206	13,951
Amortization of debt discount for imputed interest	4,293	3,964
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	526,098	1,461,921
Amortization of prepaid consulting expense	756,000
Discount for stock sold under employee stock purchase plan	2,900
Stock issued for interest payments	92,934	91,887
Stock issued for employee and director compensation	206,875	175,000
Stock option compensation expense	495,068
Deferred income taxes	-	1,855,000
Changes in operating assets and liabilities:
Accounts receivable, net	1,665,684	44,011
Accounts receivable - related party	1,860	(1,860)
Inventories, net	(16,014)	760,928
Other current assets	35,287	(12,700)
Accounts payable	796,749	(953,049)
Accounts payable - related party	(5,344)	98,984
Accrued expenses	54,970	97,413
Accrued payroll and payroll taxes	(5,165)	(35,557)
Customer deposits	(32,604)	(347,376)

Net cash provided by (used in) operating activities	146,548	(2,413,419)

Cash flows from investing activities:
Purchase of property and equipment	(358,863)	(656,266)
Proceeds from sale of property and equipment	-	650

Net cash used in investing activities	(358,863)	(655,616)

Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	(3,612)	117,512
Financing costs paid for long-term debt		(3,321)
Net borrowings (repayments) from short-term notes payable	(645,000)	720,000
Payments on long-term debt	(471,416)	(468,636)
Proceeds from stock purchase	450,000
Proceeds from exercise of warrants	590,823
Proceeds from employee stock purchase plan	16,430
Net cash provided by (used in) financing activities	(62,775)	365,555

Net decrease in cash and cash equivalents	(275,090)	(2,703,480)

Cash and cash equivalents:
Beginning of period	281,809	2,985,289

End of period	$6,719	$281,809

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Energy Composites Corporation (“Company”) (“ECC”) is a manufacturer, installer and marketer of fiberglass products which are sold throughout the United States, but primarily in the Midwest.  The Company also has a service division that provides installation and repair of various tank and piping systems.  The Company serves the paper, petro-chemical, water, waste-water, bio-fuel and power industries.

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

Credit Risk and Major Customers:   Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required. The following is a schedule of significant sales to customers for the years ended December 31, 2010 and 2009 and significant customer accounts receivable balances at December 31, 2010 and 2009:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2010	2009	2010	2009
1	11.8%	3.2%	1.0%	0.3%
2	6.8	-	38.4	-
3	1.7	9.0	-	11.2
4	1.4	50.1	2.8	38.0
	21.7%	62.3%	42.2%	49.5%

Labor Force:   A significant part of the Company’s production labor force is covered by two collective bargaining agreements which expire in May and June 2012.

Cash and Cash Equivalents

For purposes of balance sheet presentation, the Company considers all unrestricted demand deposits, money market funds, savings funds and investments with an original maturity of three months or less to be cash and cash equivalents.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-lived Assets

The recoverability of intangible assets and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment.  When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such intangible assets and other long-lived assets are not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes to their fair values.  There were no impairment charges related to intangible or other long-lived assets for the years ended December 31, 2010 and 2009.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product Warranty Liability

The Company offers a standard two year warranty for product and service sales. In certain cases, the Company has offered warranty periods greater than two years.  Accruals necessary for product warranties are estimated based upon historical warranty costs. As of December 31, 2010 and 2009, the Company’s estimated product warranty liability based on historical activity was $38,000 and $28,000, respectively, and is recorded within accrued liabilities on the consolidated balance sheets.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2010 and 2009.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2010.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

Through December 31, 2010, the Company provided products and services into one reportable operating segment, Industrial Tank and Piping. The 2010 and 2009 results of our distribution company, ICS, were immaterial for purposes of segment reporting and are included in the Industrial Tank and Piping segment. The detail of products and service activity in this operating segment is further described in Note 14.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expense amounted to $18,130 and $43,676 for the years ended December 31, 2010 and 2009, respectively.

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

As of June 18, 2008, our Board of Directors adopted resolutions approving the Company’s 2008 Stock Incentive Plan (the “2008 Plan”) and holders of a majority of our outstanding shares of common stock approved the 2008 Plan as of August 29, 2008. The 2008 Plan authorizes awards to directors, employees and consultants equal to no more than 10% of the Company’s issued and outstanding common stock. The 2008 Plan provides that no more than 1,000,000 shares may be issued during any calendar year to any participant pursuant to options and stock appreciation rights (SARS) under the 2008 Plan. The term over which participants may exercise options and SARS may not exceed ten years from the date of the grant (five years in the case of incentive stock options granted to employees who, at the time of grant, own more than 10% of our common stock). The 2008 Plan also authorizes the issuance of restricted shares, unrestricted shares, deferred shares, and performance awards under which the Plan Committee has discretion in determining vesting conditions of the awards.

Share-based compensation activity during 2010 and 2009 is further described in Note 9.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2010 and 2009, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU 2010-06 provides additional disclosure requirements related to fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Disclosure requirements applicable to Level 3 transactions are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, with early adoption permitted. The portion of ASU 2010-06 that was effective beginning after December 15, 2009 did not have a material effect on our financial position, results of operations or cash flows. Additionally, the Company does not anticipate that the disclosure requirements applicable to Level 3 transactions that are effective for fiscal

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years beginning after December 15, 2010 will have a material effect on our financial position, results of operations or cash flows.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605). ASU 2009-13 provides additional guidance related to the accounting for multiple-deliverable arrangements to account for products or services (deliverables) separately rather than as a combined unit and eliminates the residual method of allocation. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. We do not anticipate that the provisions of ASU 2009-13 will have a material effect on the Company's financial position, results of operations or cash flows.

Note 2.   Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, the Company had cash on hand of $6,719, a working capital deficiency of $5,976,163 net of prepaid consulting expense, a net loss of $4,919,627 for the year ended December 31, 2010, and an accumulated deficit of $14,868,803. The Company is continuing its efforts to improve its overall financial condition and results of operations, including obtaining additional financing and restructuring certain debt arrangements, some of which are disclosed below.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow or successfully raising additional funds to meet its obligations on a timely basis in order to comply with the terms and covenants of its financing agreements.  Management is continuing its efforts to obtain additional funds through additional equity and debt financing, and to reduce costs and related near-term working capital requirements. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations.

Note 3.  Inventories

Inventories consist of the following:
	December 31, 2010	December 31, 2009
Raw materials	$320,480	$312,710
Work in progress	289,375	289,731
Finished goods	-	-
Obsolescence reserve	(854)	(9,454)
Total	$609,001	$592,987

Note 4.  Prepaid Consulting Expense

On August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of ECC, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share with the credit recorded to Common Stock and Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense.  The expense will be amortized over the 25 month period of the contract.  $756,000 was recorded to expense under the contract for the year ended December 31, 2010 and is classified in selling, general and administrative expenses.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Property and Equipment, Net

Property and equipment are as follows:

	December 31, 2010	December 31, 2009
Land and improvements	$559,800	$82,572
Buildings and improvements	3,886,550	3,787,784
Machinery and equipment	2,639,616	2,496,015
Vehicles and trailers	373,015	369,717
Computer equipment	249,284	224,166
Furniture and office equipment	138,128	108,206
	7,846,393	7,068,460
Less accumulated depreciation	(1,609,178)	(1,153,657)
Net property and equipment	$6,237,215	$5,914,803

Depreciation expense was $462,739 and $418,732 for the years ended December 31, 2010 and 2009, respectively.

Real Estate Purchase

On April 30, 2010, the Company purchased approximately 94 acres of land from the City of Wisconsin Rapids as part of the Company’s WindFiber™ expansion.  The purchase price of the land was $47,734.  Because the purchase price of the real estate was well below estimated fair market values, the real estate was recorded at its estimated fair market value of $5,000 per acre for a total value of $477,228 including the transaction costs.  The excess fair market value of $429,494 was recorded to Deferred Income – Land Purchase and will be amortized over the life of the planned manufacturing plant. However, the Company is now in discussions with the City of Wisconsin Rapids to repurchase the land and expects the transaction to be completed during the second quarter of 2011. See Note 13 for further information.

Note 6.  Intangible Assets

Intangible assets are as follows:
	December 31, 2010	December 31, 2009
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	69,338
	148,772	148,772
Less accumulated amortization	(99,103)	(90,554)
Net intangible assets	$49,669	$58,218

Amortization expense was $8,549 and $14,918 for the years ended December 31, 2010 and 2009, respectively.  Estimated amortization expense for the next five years is as follows:

2011	$6,684
2012	5,396
2013	4,872
2014	3,172
2015	2,981
Thereafter	26,564
Total	$49,669

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at December 31, 2010 and matures on December 16, 2011.  The line is secured by all business assets of ECC-C (formerly AFT), an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $113,900 and $117,512 on the line of credit at December 31, 2010 and 2009, respectively.

Short-Term Notes Payable

The Company uses short-term notes from NPESB for purposes of bulk purchases of inventory and project financing in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $550,000 and $1,250,000 of outstanding notes payable to NPESB with weighted average interest rates of 6.75% as of December 31, 2010 and 2009.

The Company also utilizes unsecured, short-term financing from private investors (primarily existing shareholders) to fund operations.  These short term notes bear interest at 6.0%.  The Company had $25,000 and $470,000 of outstanding notes payable to these private investors at December 31, 2010 and 2009, respectively.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Obligations

	2010	2009
NPESB - a term loan secured by 15 ton deck crane, interest rate of 7.25%, due October 2010, monthly payments of $948	$-	$6,827

NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and unlimited continuing guarantee of ECC; interest rate of 6.75%, due October 2014, monthly payments of $900	36,333	44,355

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	278,776	347,525

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	272,451	341,559

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payment of $4,499	347,405	393,935

Yale Financial Services, a capital lease term loan, secured by two Yale forklifts, interest rate 7.7%, due October 2010, monthly payment of $657	-	6,350

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and ECC-C (formerly AFT) guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $18,983 at December 31, 2010, balloons in August 2014	56,017	51,724

NPESB – an industrial revenue bond term loan, secured by real estate, ECC and ECC-C (formerly AFT) guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,776	2,692,378	2,788,630

M&W LLC (related party) – an unsecured term loan, interest rate of 4.775%, due December 2015, quarterly payment of $24,493; repaid through issuance of common stock in August 2010	-	996,340

NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405	167,506	311,514

Convertible notes payable ($1,230,000 face value) – see Note 8	969,870	608,772
	4,820,736	5,897,531
Less current portion of long-term obligations	(4,724,913)	(533,545)
Total long-term debt obligations, net of current portion	$95,823	$5,363,986

Maturities of long-term debt obligations are as follows:

	Principal	Discount	Net
2011	$4,724,913	$(260,130)	$4,464,783
2012	299,936	0	299,936
2013	0	0	0
2014	75,000	-18,983	56,017
Total	$5,099,849	$(279,113)	$4,820,736

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Service Coverage Ratio is defined as the ratio of (i) EBITDA for the 12-month period ending on the measurement date to (ii) interest expenses plus principal payments coming due during the 12-month period beginning on the day after measurement.  EBITDA is defined as net income after taxes plus a) interest expense, b) federal, state and local taxes, c) depreciation and amortization expenses, and d) extraordinary losses minus extraordinary gains. This ratio at December 31, 2010 was a negative (1.36) which did not meet the covenant requirement of 1.25.

Total Indebtedness to Equity Ratio is defined as the ratio of all liabilities or obligations to Equity.  Equity is defined as the total of all assets of the Company minus the aggregate of all liabilities, all determined in accordance with generally accepted accounting principles consistent with those followed in preparation of the financial statements. This ratio at December 31, 2010 has been calculated by the Company as follows:

Total current liabilities	$7,511,879
Long-term debt obligations, net of current portion	95,823
Total indebtedness	$7,607,702

Total stockholders' equity	$3,754,404
Total indebtedness to equity	2.0

As of December 31, 2010, the Company was not in compliance with the debt service coverage ratio. On January 27, 2011, the Company received notification from the lender waiving compliance for the Debt Service Coverage ratio until May 31, 2011 and that further compliance will be waived until December 31, 2011 if the Company is able to complete a Qualified Financing in the amount of $1,200,000 prior to May 31, 2011. If the Company is unable to complete a Qualified Financing prior to May 31, 2011, the lender will require a re-measurement date on June 30, 2011.  Because management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations and the Company cannot assume that they will automatically receive another waiver from the bank, the Company has classified all debt from Nekoosa Port Edwards State Bank to be a current liability as of December 31, 2010.

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

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the convertible note balance as of December 31, 2010:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature for 2008 and 2009	5,583,772

Less: conversion of debt to common stock	(4,975,000)

Balance at December 31, 2009	608,772

Plus: accretion of original issue discount from warrants and beneficial conversion feature	526,098

Less: conversion of debt to common stock	(165,000)

Balance at December 31, 2010 (face value $1,230,000)	$969,870

All outstanding convertible debentures at December 31, 2010 totaling $1,230,000 mature at various dates in 2011 and are included in the current maturities table found in Note 7.

The effective annual interest rate for the years ended December 31, 2010 and 2009 was 46% and 101%, respectively. The rate is higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Stockholders’ Equity

Converted Debt

In conjunction with the private placement of convertible debt in 2008, $165,000 and $1,100,000 of the debt was converted to common shares of the Company during the years ended December 31, 2010 and 2009, respectively, at $2.50 per share.  A total of 93,538 and 476,801 common shares were issued for the debt and related interest on the debt during the years ended December 31, 2010 and 2009, respectively.

Warrants

On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of currently outstanding common stock purchase warrants from $5.00 per share to $2.50 per share to raise additional capital for the Company. The exercise price reduction was valid from March 22, 2010 through May 6, 2010.  Shares issued during the exercise price reduction period are restricted shares subject to SEC Rule 144.  After May 6, 2010, any outstanding warrants reverted back to their original terms.  During the year ended December 31, 2010, the Company received $590,823 related to the exercise of 236,329 warrants to purchase our common stock at $2.50 per share from current warrant holders.  As of December 31, 2010, there were 2,311,671 warrants outstanding.

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

As detailed in Note 4, on August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of ECC, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share and recorded to Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense (current and long term asset).  The expense will be amortized over the 25 month period of the contract.  $756,000 was recorded to expense under the contract for the year ended December 31, 2010.

During the year ended December 31, 2009, the Company issued 49,272 restricted common shares to officers valued at $150,000 for services rendered. Of these shares, 12,136 shares (valued at $37,500) remained unvested until April 28, 2010 and were recorded as deferred compensation. During 2009, amortization of the

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred compensation totaled $25,000, with the remaining $12,500 amortized during the year ended December 31, 2010. All of the remaining shares vested immediately.  On April 28, 2010, the Company issued 18,337 restricted common shares to an officer valued at $75,000 for services rendered.  Of these shares, 9,168 shares (valued at $37,500) remain unvested until April 28, 2011 and were recorded as deferred compensation.  For the year ended December 31, 2010, amortization of the deferred compensation related to these shares totaled $25,000, leaving an unamortized balance of $12,500 at December 31, 2010.

Pursuant to the Company’s Director Compensation Plan, the Company, on June 22, 2010, issued 33,730 restricted common shares to directors valued at $131,875 for services rendered for the time period from June 2009 to May 2010, which had been accrued for on a monthly basis.  An accrual for $105,000 for director stock compensation for the period from June 2010 to December 31, 2010 has been recorded to accrued expenses. This accrued expense will be settled with common stock of the Company in June 2011.  The monthly accrual is determined using an average of the share price on the last trading day of each month over the requisite service period.

Employee Stock Purchase Plan

On July 7, 2010, the Company issued 9,665 shares of common stock valued at $19,330 pursuant to the Company’s Employee Stock Purchase Plan which was approved by the Board of Directors in April 2009.  The shares were purchased by the employees at a 15% discount to the lower of the closing price on the first day and the last day of the plan offering period for a total discount of $2,900. The discounted purchase price paid was $1.70 a share.

Stock Option Awards

On June 18, 2008, the Board of Directors approved the Company's 2008 Stock Incentive Plan ("the 2008 Plan") which reserves 3,300,000 shares of common stock, under which officers, other key employees, and directors may be granted options to purchase shares of the Company's common stock at not less than the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to four years.  Vesting for all outstanding options is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years after the grant of the option. The 2008 plan was approved by a majority of the shareholders on August 29, 2008.

The Company estimates the fair value of option awards using the Black-Scholes-Merton option-pricing formula, which requires assumptions as to expected dividends, expected life of the option, volatility and the risk-free interest rate at the time of the grant.  The Company records the value of the portion of the award that is ultimately expected to vest as compensation expense ratably over the vesting period of each stock option grant.

For stock options granted during the years ended December 31, 2010 and 2009, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	2010	2009
Weighted average volatility	104.07%	N/A
Expected dividends	None	N/A
Expected term (in years)	6.26	N/A
Weighted-average risk free interest	2.68%	N/A
Weighted-average fair value of options granted	$ 2.11	N/A

During the year ended December 31, 2010, the Company made stock option awards under the 2008 Stock Incentive Plan to 29 employees of the Company totaling 705,000 shares of the Company valued at $1,489,800 using the Black-Scholes-Merton pricing model.  These awards vest ratably over a 4 year period. The Company recorded expense related to these stock option awards of $495,068 for the year ended December 31, 2010.  The Company had

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

no stock option expense for the year ended December 31 2009. The remaining unvested stock option expense as of December 31, 2010 is $827,267 and is expected to be expensed over 3.1 years.

The following table summarizes information about the Company’s stock options as of December 31, 2010 and changes during the year ended December 31, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding December 31, 2009	-	-	-
Granted	705,000	$3.38
Canceled or expired	(85,500)	(3.79)
Exercised	-	-
Outstanding – December 31, 2010	619,500	$3.32	9.34	$ 0

(1)	The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The following table summarizes information about stock options outstanding as of December 31, 2010:
Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$4.00	150,000	9.02	$4.00	68,750	$4.00
$3.88	204,500	9.05	$3.88	-	-
$2.50	265,000	9.74	$2.50	112,500	$2.50
$2.50 - $4.00	619,500	9.34	$3.32	181,250	$3.07

Note 10.  Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Currently payable (refundable)	$-	$-
Deferred tax benefit	-	1,855,000
Total income tax expense (benefit)	$-	$1,855,000

At December 31, 2010, the Company reviewed all available evidence pertaining to the realization of recorded deferred tax assets. Negative evidence available to the Company at December 31, 2010 included the continued significant operating losses recorded through December 31, 2010.  Based on the weighting of the evidence, the Company concluded that a full valuation allowance was continued to be needed as of December 31, 2010.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	2010	2009
Deferred tax assets:
Accounts receivable allowance	$24,000	$75,000
Inventory	19,000	17,000
Accruals and reserves	82,000	55,000
Fixed assets	476,000	476,000
Start up costs (Wind Fiber)	426,000	146,000
Expenses related to warrants and options	1,682,000	1,354,000
Net operating loss carryforwards	2,643,000	1,631,000
Total deferred tax assets	5,352,000	3,754,000

Deferred tax liabilities:
Accumulated depreciation and amortization	(242,000)	(179,000)
Beneficial conversion feature	(41,000)	(113,000)
Total deferred tax liabilities	(283,000)	(292,000)

Net deferred tax asset	$5,069,000	$3,462,000
Less: valuation allowance	(5,069,000)	(3,462,000)

Net deferred income tax assets	$-	$-

As of December 31, 2010, the Company had federal net operating loss carryforwardsof approximately $7,422,000 expiring in various years from 2028 through 2030.

The reconcilliation of the tax provision (benefit) compared at the statutory rate  to the effective tax rate is as follows for the years ended December 31:

	2010	2009
Statutory U.S. federal income tax rate	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	5.3	5.3
Permanent differences	(6.6)	(1.4)
	32.7%	37.9%
Valuatiuon allowance	(32.7)%	(81.6)%
Effective income tax rate	-%	(43.7)%

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Employee Benefit Plans

In January 2009, the Company began sponsoring a defined contribution savings plan that allows substantially all employees not covered by separate collective bargaining agreements to contribute a portion of their pre-tax and/or after-tax income up to statutory limits.  The plan requires the Company to match 50% of the participant’s contributions up to 6% of the participants’ compensation. In January 2011, the Company modified the plan from a mandatory contribution match to a discretionary contribution match. The Company’s expense was $57,251 and $64,976 for the years ended December 31, 2010 and 2009, respectively.

Note 12.  Related Party Transactions

As detailed in Note 4, on August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of ECC, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share.  The expense will be amortized over the 25 month period of the contract.  $756,000 was recorded to expense under the contract for the year ended December 31, 2010.

For the year ended December 31, 2010 and 2009, the Company paid interest expense to M&W Fiberglass (“M&W”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, on the building promissory note of $28,871 and $48,984, respectively.

For the year ended December 31, 2010, the Company incurred interest expense on short-term promissory notes from shareholders totaling $18,763.

ECC-C (formerly AFT) purchased fiberglass pipe fittings from Fiberglass Piping & Fitting Company (“FPF”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, totaling $68,283 and $393,117 for the year ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company has an accounts payable balance of $183,012 and $188,356, respectively, owed to FPF. Additionally, the Company has an accounts receivable balance of $997 due from FPF related to product sold to FPF as of December 31, 2010.

Note 13.  Commitments and Contingencies

Operating Leases

The Company has entered into various non-cancelable operating leases expiring through April 2013 for equipment, vehicles and temporary lodging. At December 31, 2010, the monthly payment for all operating leases totals $5,963.

Future minimum operating lease payments for all leases for the years ending December 31 are as follows:

2011	$46,376
2012	28,517
2013	4,597
$79,490

Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, in the opinion of management, the resolution of such matters will not have a material effect on the Company’s financial position, results of operations, or cash flow.

Land Development

In conjunction with the bargain land purchase with the City of Wisconsin Rapids, which includes certain tax and development incentives, the Company guaranteed the City of Wisconsin Rapids a manufacturing assessment

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $17 million in real property, and a declining state manufacturing assessment in personal property of approximately $7 million to $1 million over the life of the incentives.  If the Company fails to reach the development thresholds, the city can assess real estate taxes based on the assessed value of the development agreement.

In addition, the Company agreed to cooperate with the city in creating jobs that would qualify for certain grant funds, and to reimburse the city for any employment shortfalls established by the grant.  Due to delays in the development of a new facility caused by the economic downturn and lack of fundraising, the Company may need to sell the land back to the city to avoid the potential 2011 imposed tax assessments.

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

	Year Ended December 31, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$4,232,986	$1,859,756	$6,092,742
Cost of sales	3,739,529	1,171,964	4,911,493
Gross profit	$493,458	$687,792	$1,181,249

	Year Ended December 31, 2009
	Products &	Service &
	Components	Installation	Total
Net sales	$5,780,665	$2,551,121	$8,331,786
Cost of sales	5,073,703	1,777,522	6,851,225
Gross profit	$706,962	$773,599	$1,480,561

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

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2010 and 2009:
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(4,919,627)	$(6,099,586)
Weighted average of common shares outstanding	43,715,761	42,050,299
Basic net earnings (loss) per share	$(0.11)	$(0.15)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(4,919,627)	$(6,099,586)
Weighted average of common shares outstanding	43,715,761	42,050,299
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	43,715,761	42,050,299

Diluted net income (loss) per share	$(0.11)	$(0.15)

The following common stock equivalents have been excluded from the diluted per share calculations because they are anti-dilutive:

(1).   At December 31, 2010 and 2009, there were outstanding convertible debentures equivalent to 492,000 and 558,000 common shares respectively.

(2).   At December 31, 2010 and 2009, there were outstanding warrant equivalents of 2,311,671 and 2,548,000, respectively.

(3).   At December 31, 2010 and 2009, there were outstanding option equivalents of 619,500 and 0, respectively.

Note 16.  Subsequent Events

Financing Transactions

On March 17, 2011, the Company issued a new unsecured short-term note to an individual investor for $100,000.  The note carries a term of 60 days and an annual fixed interest rate of 6.00%.

Note 17.  Supplemental Disclosure of Cash Flow Information

	Year ended December 31,
	2010	2009
Supplemental disclosure of cash flow information:
Cash paid for interest	$323,698	$387,528

Non-cash investing and financing activities:
Purchase of property and equipment with long-term debt	$-	$9,412
Increase in land and deferred income due to discounted land purchased from the City of Wisconsin Rapids	$429,494	$-
Convertible debt converted to common stock	$165,000	$1,100,000
Long-term note converted to common stock	$970,770	$-
Short-term notes converted to common stock	$500,000	$-
Issuance of common stock for prepaid consulting fees	$4,725,000	$-

Item 9.             Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010, because of the identification of the significant deficiency in internal control over financial reporting described below. Notwithstanding the significant deficiency that existed as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2010.

As a result of our significant deficiency described below, management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent significant deficiencies at December 31, 2010:

With the abrupt departure of our key financial employees (Vice President of Finance and Accounting Manager) in early January 2011, our finance reporting close process for our December 31, 2010 year end had weaknesses pertaining to financial disclosures, particularly those involving the income tax provision and stock option accounting.

This situation was exacerbated by our lack of cash during the period after the departure of these employees, that prevented us from being able to hire personnel to perform the work necessary for the close process in order to permit a timely filing of this report.  With our transition to an interim CFO and a contracted accounting manager, these weaknesses should be able to be remediated in the near future once these new key financial personnel get fully up to speed with the Company and its financial reporting needs.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the  rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Respectfully,

Jamie L. Mancl, President (Principal Executive Officer)
Timothy Sherlock, Interim Chief Financial Officer (Chief Financial and Accounting Officer)

Item 9B.          Other Information.

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

The information required is incorporated herein by reference to our Information Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2010, and is incorporated herein by reference.

Item 11.           Executive Compensation.

The information required is incorporated herein by reference to our Information Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required is incorporated herein by reference to our Information Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2010, and is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions, and Director Independence.

The information required is incorporated herein by reference to our Information Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2010, and is incorporated herein by reference.

Item 14.           Principal Accountant Fees and Services.

The information required is incorporated herein by reference to our Information Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2010, and is incorporated herein by reference.

PART IV

Item 15.           Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009 (7)
10.16	Employee Stock Purchase Plan (8)
10.17	Debt Exchange Agreement (9)
16.1	Letter from Kyle L. Tingle to Securities and Exchange Commission dated October 23, 2008 (10)
21	List of subsidiaries

Regulation S-K Number	Document
31.1	Rule 13a-14(a) Certification of Jamie L. Mancl
31.2	Rule 13a-14(a) Certification of Timothy Sherlock
32.1	Certification of Jamie L. Mancl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Timothy Sherlock Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Annual Report for the year ended December 31, 2008 on form 10-K filed March 31, 2009.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated June 2, 2009, filed June 5, 2009.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated August 13, 2010, filed August 19, 2010
(10)	Filed as an exhibit to the Current Report on Form 8-K dated October 23, 2008, filed October 28, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: April 18, 2011	By:	/s/ Jamie L. Mancl
Jamie L. Mancl, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jamie L. Mancl	President and Director (Principal Executive Officer	April 18, 2011
Jamie L. Mancl

/s/ Timothy Sherlock	Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 18, 2011
Timothy Sherlock

/s/ Jennifer Lynn Mancl	Vice President and Director	April 18, 2011
Jennifer Lynn Mancl

/s/ Daniel P. Wergin	Director	April 19, 2011
Daniel P. Wergin

/s/ Thomas J. Klismith	Director	April 19, 2011
Thomas J. Klismith

/s/ James F. Miller	Director	April 19, 2011
James F. Miller

/s/ Samuel W. Fairchild	Director	April 17, 2011
Samuel W. Fairchild