Form 10-Q
period 2011-03-31
ENERGY COMPOSITES Corp
filed 2011-06-13
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   46,701,621 shares as of June 1, 2011.

ENERGY COMPOSITES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED
MARCH 31, 2011

ENERGY COMPOSITES CORPORATION
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$17,577	$6,719
Accounts receivable, net of allowance for doubtful
accounts of $64,000 in 2011 and $61,000 in 2010	677,076	835,160
Inventories, net	945,881	609,001
Other current assets	81,453	84,836
Prepaid consulting expense	2,268,000	2,268,000
Total current assets	3,989,987	3,803,716

Property and equipment, net	6,186,106	6,237,215

Other assets:
Intangible assets, net	47,872	49,669
Prepaid consulting expense, net of current portion	1,134,000	1,701,000
Total other assets	1,181,872	1,750,669

Total assets	$11,357,965	$11,791,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt obligations	$4,624,203	$4,724,913
Line of credit - bank	188,603	113,900
Short-term notes payable	675,000	575,000
Accounts payable	1,147,209	1,265,123
Accounts payable - related party	191,691	183,012
Accrued expenses	346,008	314,519
Accrued payroll and payroll taxes	343,486	283,617
Customer deposits	703,865	51,795
Total current liabilities	8,220,065	7,511,879

Long-term liabilities
Long-term debt obligations, net of current portion	179,279	95,823
Deferred income - land purchase	429,494	429,494
Total long-term liabilities	608,773	525,317

Total liabilities	8,828,838	8,037,196

Stockholders' equity (deficit):
Common stock - $.001 par value; 100,000,000 shares
authorized, 46,683,949 and 46,659,800 shares issued
and outstanding, respectively	46,685	46,661
Additional paid-in capital	18,635,377	18,576,546
Accumulated deficit	(16,152,935)	(14,868,803)
Total stockholders' equity	2,529,127	3,754,404

Total liabilities and stockholders' equity	$11,357,965	$11,791,600

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010

Revenue	$950,072	$759,605

Cost of goods sold	899,558	731,911

Gross profit	50,514	27,694

Selling, general and administrative expenses	1,153,697	1,182,437

Loss from operations	(1,103,183)	(1,154,743)

Other income (expense):
Interest expense	(180,949)	(242,040)
Interest income	-	176

Total other income (expense)	(180,949)	(241,864)

Loss before income tax provision	(1,284,132)	(1,396,607)

Income tax provision	-	-

Net loss	$(1,284,132)	$(1,396,607)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding - basic and diluted	46,683,681	42,130,064

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,284,132)	$(1,396,607)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	120,353	114,443
Provision for losses on accounts receivable	5,862
Amortization of debt discount for imputed interest	1,113	1,027
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	94,363	128,104
Amortization of prepaid consulting expense	567,000	-
Discount for stock sold under employee stock purchase plan	1,940	-
Stock issued for interest payments	15,577	18,156
Stock issued for employee and director compensation	9,375	9,375
Stock option compensation expense	20,968	144,575
Deferred income taxes	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	152,222	1,518,866
Accounts receivable - related party	-	1,029
Inventories, net	(336,880)	(253,386)
Other current assets	3,383	32,600
Accounts payable	(117,914)	71,128
Accounts payable - related party	8,679	(76,313)
Accrued expenses	31,489	50,905
Accrued payroll and payroll taxes	59,869	111,876
Customer deposits	652,070	(7,630)

Net cash provided by operating activities	5,337	468,148

Cash flows from investing activities:
Purchase of property and equipment	(67,447)	(86,018)
Net cash used in investing activities	(67,447)	(86,018)

Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	74,703	(34,036)
Net borrowings (repayments) from short-term notes payable	100,000	(420,000)
Payments on long-term debt	(112,730)	(124,015)
Proceeds from employee stock purchase plan	10,995	-
Net cash provided by (used in) financing activities	72,968	(578,051)

Net decrease in cash and cash equivalents	10,858	(195,921)

Cash and cash equivalents:
Beginning of period	6,719	281,809

End of period	$17,577	$85,888

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by Energy Composites Corporation (“Company” or “ECC”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, it does not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim periods presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes included in the Company’s Form 10-K filed on April 19, 2011.

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

Credit Risk and Major Customers:   Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required. The following is a schedule of significant sales to customers for the three months ended March 31, 2011 and 2010 and significant customer accounts receivable balances at March 31, 2011 and 2010:
			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2011	2010	2011	2010
1	37.6%	25.1%	4.7%	17.6%
2	14.6	19.8	-	8.5
3	10.4	1.3	-	15.8
4	6.1	3.6	-	9.7
5	4.7	-	12.8	-
	73.4%	49.8%	17.5%	51.6%

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

Segment Reporting

Through March 31, 2011, the Company provided products and services into one reportable operating segment, Industrial Tank and Piping. The results of ICS, are immaterial for purposes of segment reporting and are included in the Industrial Tank and Piping segment. The detail of products and service activity in this operating segment is further described in Note 13.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended March 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At March 31, 2011, the Company had cash on hand of $17,577, a working capital deficiency of $6,498,078 net of Prepaid Consulting Expense, a net loss of $1,284,132 for the three months ended March 31, 2011 and an accumulated deficit of $16,152,935.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow or successfully raising additional funds to meet its obligations on a timely basis in order to comply with the terms and covenants of its financing agreements.  Management is continuing its efforts to obtain additional financing, restructure its existing obligations, improve profit margins, and reduce costs and related near-term working capital requirements. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations. If we are unsuccessful in raising funds, we may have to further reduce expenses, seek other alternatives or cease operations until funding is obtained.

Note 3.  Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$471,032	$320,480
Work in progress	474,219	289,375
Finished goods	2,338	-
Obsolescence reserve	(1,708)	(854)
Total	$945,881	$609,001

Note 4.  Prepaid Consulting Expense

On August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of ECC, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share and recorded to Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense.  The expense will be amortized over the 25-month period of the contract.  $567,000 was recorded to expense under the contract for the three months ended March 31, 2011. The remaining unamortized balance at March 31, 2011 is $3,402,000.

Note 5.  Property and Equipment, Net

Property and equipment are as follows:

	March 31, 2011	December 31, 2010
Land and improvements	$559,800	$559,800
Buildings and improvements	3,886,550	3,886,550
Machinery and equipment	2,707,063	2,639,616
Vehicles and trailers	373,015	373,015
Computer equipment	249,284	249,284
Furniture and office equipment	138,128	138,128
	7,913,840	7,846,393
Less accumulated depreciation	(1,727,734)	(1,609,178)
Net property and equipment	$6,186,106	$6,237,215

Depreciation expense was $118,556 and $112,320 for the three months ended March 31, 2011 and 2010, respectively.

Real Estate Purchase

On April 30, 2010, the Company purchased approximately 94 acres of land from the City of Wisconsin Rapids as part of the Company’s WindFiber™ expansion.  The purchase price of the land was $47,734.  Because the purchase price of the real estate was well below estimated fair market values, the real estate was recorded at its estimated fair market value of $5,000 per acre for a total value of $477,228 including the transaction costs.  The excess fair market value of $429,494 was recorded to Deferred Income – Land Purchase to be amortized over the life of any future manufacturing plant. On April 20, 2011, the City of Wisconsin Rapids repurchased the land from the Company. See Note 15 for further information.

Note 6.  Intangible Assets

Intangible assets are as follows:

	March 31, 2011	December 31, 2010
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	69,338
	148,772	148,772
Less accumulated amortization	(100,900)	(99,103)
Net intangible assets	$47,872	$49,669

Amortization expense was $1,797 and $2,123 for the three months ended March 31, 2011 and 2010, respectively.  Estimated amortization expense for the next five years is as follows:

2011 – remaining	$4,887
2012	5,396
2013	4,872
2014	3,172
2015	2,981
Thereafter	26,564

Total	$47,872

Note 7.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at March 31, 2011 and matures on December 16, 2011.  The line is secured by all business assets of ECC-C (formerly AFT), an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $188,603 and $113,900 on the line of credit at March 31, 2011 and December 31, 2010, respectively.

Short-Term Notes Payable

The Company uses short-term notes from NPESB for purposes of bulk purchases of inventory and project financing in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $550,000 and $550,000 of outstanding notes payable to NPESB with weighted average interest rates of 6.75% at March 31, 2011 and December 31, 2010.

The Company also utilizes unsecured, short-term financing from private investors (primarily existing shareholders) to fund operations.  These short-term notes bear interest at 6.0%.  The Company had $125,000 and $25,000 of outstanding notes payable to these private investors at March 31, 2011 and December 31, 2010, respectively.

Long-Term Debt Obligations

Long-term debt obligations are as follows:

	March 31,	December 31,
	2011	2010
NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and unlimited continuing guarantee of ECC; interest rate of 6.75%, due October 2014, monthly payments of $900	$34,246	$36,333

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	260,904	278,776

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	254,488	272,451

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payment of $4,499	335,604	347,405

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and ECC-C (formerly AFT) guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $17,871 at March 31, 2011, balloons in August 2014	57,129	56,017

NPESB – an industrial revenue bond term loan, secured by real estate, ECC and ECC-C (formerly AFT) guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,776	2,666,963	2,692,378

NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payments of $13,405	129,915	167,506

Convertible notes payable ($1,230,000 face value) – see Note 8	1,064,233	969,870
	4,803,482	4,820,736
Less current portion of long-term obligations	(4,624,203)	(4,724,913)
Total long-term debt obligations, net of current portion	$179,279	$95,823

Maturities of long-term debt obligations are as follows:

	Principal	Discount	Net
2011 remaining	$4,624,203	$(165,767)	$4,458,436
2012	287,917	0	287,917
2013	0	0	0
2014	75,000	(17,871)	57,129
Total	$4,987,120	$(183,638)	$4,803,482

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

Debt Service Coverage Ratio is defined as the ratio of (i) EBITDA for the 12-month period ending on the measurement date to (ii) interest expenses plus principal payments coming due during the 12-month period beginning on the day after measurement.  EBITDA is defined as net income after taxes plus a) interest expense, b) federal, state and local taxes, c) depreciation and amortization expenses, and d) extraordinary losses minus extraordinary gains. The Company did not calculate this ratio at March 31, 2011 because the Company had recorded negative EBITDA for the previous 12-month period.

Total Indebtedness to Equity Ratio is defined as the ratio of all liabilities or obligations to Equity.  Equity is defined as the total of all assets of the Company minus the aggregate of all liabilities, all determined in accordance with generally accepted accounting principles consistent with those followed in preparation of the financial statements. This ratio at March 31, 2011 has been calculated by the Company as follows:

Total current liabilities	$8,220,065
Long-term debt obligations, net of current portion	179,279
Total indebtedness	$8,399,344

Total stockholders' equity	$2,529,127
Total indebtedness to equity	3.3

As of December 31, 2010, the Company was not in compliance with the debt service coverage ratio. On January 27, 2011, the Company received notification from the lender waiving compliance for the Debt Service Coverage ratio until May 31, 2011 and that further compliance will be waived until December 31, 2011 if the Company is able to complete a Qualified Financing in the amount of $1,200,000 prior to May 31, 2011. Since the Company was unable to complete a Qualified Financing prior to May 31, 2011, the lender will require a re-measurement date on June 30, 2011.  Since the Company was in violation of the debt service coverage ratio as of March 31, 2011 and because of the anticipated failure to meet the June 30, 2011 bank covenants, the bank will have the ability to demand repayment of the debt. Since it is very unlikely that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations, and since the Company cannot assume that it will automatically receive another waiver from the bank, the Company has classified all debt from Nekoosa Port Edwards State Bank to be a current liability as of March 31, 2011.

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

The issued Warrants were deemed to have a relative fair market value of $4,068,422 which was recorded as a discount to the face value of the Debentures and as a credit to Additional Paid-In Capital and is being accreted to interest expense over the 3-year term of the warrants using the effective interest method.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrants.

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

The following table summarizes the convertible note balance as of March 31, 2011:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in-capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and
beneficial conversion feature for 2008, 2009 and 2010	6,109,870

Less: conversion of debt to common stock	(5,140,000)

Balance at December 31, 2010	969,870
Plus: accretion of original issue discount from warrants and beneficial conversion feature	94,363
Balance at March 31, 2011 (face value $1,230,000)	$1,064,233

All outstanding convertible debentures at March 31, 2011 totaling $1,230,000 mature at various dates in 2011 and are included in the current maturities table found in Note 7.

The effective annual interest rate for the three months ended March 31, 2011 was 49%.  The rate is higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 9.  Stockholders’ Equity

Converted Debt

In conjunction with the 2008 private placement of convertible debt, a total of 6,246 and 17,281 common shares were issued for the conversion of debt and related interest payments during the three months ended March 31, 2011 and 2010, respectively.

Warrants

As of March 31, 2011, there were 2,311,671 warrants outstanding. No warrants were exercised during the three months ended March 31, 2011.

Stock Issuances

During the year ended December 31, 2010, the Company issued 18,337 restricted common shares to officers valued at $75,000 for services rendered. Of these shares, 9,168 shares (valued at $37,500) remained unvested until April 28, 2011 and were recorded as deferred compensation.  For the three months ended March 31, 2011, amortization of the deferred compensation related to these shares totaled $9,375.  All of the remaining shares vested immediately.

Pursuant to the Company’s Director Compensation Plan, an accrual of $45,000 was recorded for director stock compensation for January 2011 through March 2011. This accrued expense will be settled with common stock of the Company in June 2011.  The total accrual at March 31, 2011 was $174,500.  For the three months ended March 31, 2010, director stock compensation totaled $37,500.

Employee Stock Purchase Plan

On January 3, 2011, the Company issued 17,903 shares of common stock valued at $12,935 pursuant to the Company’s Employee Stock Purchase Plan which was approved by the Board of Directors in April 2009.  The shares were purchased by the employees at a 15% discount to the lower of the closing price on the first day and the last day of the plan offering period for a total discount of $1,940.

Stock Option Awards

During the twelve months ended December 31, 2010, the Company made stock option awards under the 2008 Stock Incentive Plan to 29 employees of the Company totaling 705,000 shares of the Company valued at $1,489,800 using the Black-Scholes-Merton pricing model.  These awards vest ratably over a 4-year period. The Company recorded expense related to these stock option awards of $20,968 and $144,575 for the three months ended March 31, 2011 and 2010, respectively.   The Company made no stock option awards under the 2008 Stock Incentive Plan during the three months ended March 31, 2011.

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at March 31, 2011 and December 31, 2010.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2010.

The income tax provision consisted of the following for the three months ended March 31, 2011 and 2010:

	March 31,	March 31,
	2011	2010
Currently payable (refundable)	$-	$-
Deferred tax benefit	(353,000)	(547,000)
Valuation allowance	353,000	547,000
Total income tax provision	$-	$-

Deferred tax components included in the Company’s balance sheet at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Current deferred tax assets	$138,000	$84,000
Long-term deferred tax assets	5,284,000	4,985,000
Valuation allowance	(5,422,000)	(5,069,000)
Net deferred tax assets	$-	$-

Note 11.  Related Party Transactions

For the three months ended March 31, 2011 and 2010, the Company paid interest expense to M&W Fiberglass (“M&W”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, on the building promissory note of $0 and $11,719, respectively.

For the three months ended March 31, 2011, the Company incurred interest expense on short-term promissory notes from shareholders totaling $370.

ECC-C (formerly AFT) purchased fiberglass pipe fittings from Fiberglass Piping & Fitting Company (“FPF”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, totaling $8,679 and $18,821 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company has an accounts payable balance of $191,691 owed to FPF and an accounts receivable balance of $7,977 due from FPF related to product sold to FPF.

Note 12.  Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging. At March 31, 2011, the monthly payment for all operating leases totals $5,963.

Future minimum operating lease payments for all leases for the years ending December 31 are as follows:

2011 - remaining	$15,223
2012	28,517
2013	4,597
2014	-
$48,337

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

	Three Months Ended March 31, 2011
	Products &	Service &
	Components	Installation	Total
Net sales	$567,163	$382,909	$950,072
Cost of sales	713,364	186,194	899,558
Gross profit	$(146,201)	$196,715	$50,514

	Three Months Ended March 31, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$626,212	$133,393	$759,605
Cost of sales	582,462	149,449	731,911
Gross profit	$43,750	$(16,056)	$27,694

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2011 and 2010:

	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,284,132)	$(1,396,607)
Weighted average of common shares outstanding	46,683,681	42,130,064
Basic net earnings (loss) per share	$(.03)	$(0.03)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(1,284,132)	$(1,396,607)
Weighted average of common shares outstanding	46,683,681	42,130,064
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	46,683,681	42,130,064

Diluted net income (loss) per share	$(0.03)	$(0.03)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)
At March 31, 2011 and 2010, there were outstanding convertible debentures equivalent to 492,000 and 548,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)
At March 31, 2011 and 2010, there were outstanding warrants equivalent to 2,311,671 and 2,548,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)
At March 31, 2011 and 2010, there were outstanding options equivalent to 425,750 and 679,500 common shares, respectively.  The options are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

Note 15.  Subsequent Events

Financing Transactions

On April 20, 2011, the Company sold approximately 94 acres of land to the City of Wisconsin Rapids.  The land was originally purchased from the City for development as part of the Company’s WindFiber™ expansion.     The City of Wisconsin Rapids repurchased the land from the Company at the price at which the Company originally purchased the property ($47,734).  In the upcoming second quarter of 2011, the Company will reverse the purchase price of the land plus the deferred income portion of the purchase contained in the long term liabilities section of the balance sheet. There will be no gain or loss with this transaction except for a small loss related to the minimal legal costs that were capitalized in connection with the original purchase.

Note 16.  Supplemental Disclosure of Cash Flow Information

	Three months ended March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$66,113	$93,263

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed April 19, 2011, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in this report.  The accounting policies and estimates described in this report should be read in conjunction with Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, which includes a discussion of the policies identified in this report and other significant accounting policies.

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

The Company has one operating subsidiary, ECC Corrosion, Inc. (“ECC-C”).  Formerly known as Advanced Fiberglass Technologies (“AFT”), ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie Lee Mancl, M&W was the operating entity that developed and operated AFT’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  M&W, solely owned by Jamie Lee Mancl, retained ownership of AFT’s former manufacturing facility.  In February 2007, M&W sold AFT’s former manufacturing facility to the city of Wisconsin Rapids.  M&W and AFT then purchased and developed our current manufacturing facility by obtaining $4,000,000 of financing in the form of industrial revenue bonds.  On December 31, 2008, we purchased the manufacturing facility from M&W by assuming the industrial revenue bonds, paying M&W $500,000 in cash and delivering a promissory note to M&W for $1,045,328.   On September 1, 2010, AFT changed its name to ECC Corrosion, Inc.

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

	Three Months Ended March 31, 2011
	Products &	Service &
	Components	Installation	Total
Net sales	$567,163	$382,909	$950,072
Cost of sales	713,364	186,194	899,558
Gross profit	$(146,201)	$196,715	$50,514

	Three Months Ended March 31, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$626,212	$133,393	$759,605
Cost of sales	582,462	149,449	731,911
Gross profit	$43,750	$(16,056)	$27,694

Revenue

During the three months ended March 31, 2011, we recorded revenue from product sales of $567,163, a decrease from the three month period ended March 31, 2010 of $59,049 or 9.4%.  Revenue from field services was $382,909 for the three months ended March 31, 2011, an increase from the three-month period ended March 31, 2010 of $249,516 or 187.0%.  The decrease in product revenue during the quarter was due to time being spent on work in process for a large contract previously announced with a large Canadian mining firm.  Revenue for products related to this large contract will start to be recognized in the second quarter.  The increase in service revenue during the first quarter is attributable to recognition of the engineering and design services from the same Canadian mining contract mentioned above.

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

For the three-month period ended March 31, 2011, cost of goods sold increased to $899,558, resulting in gross profit of $50,514.  For the three-month period ended March 31, 2010, cost of goods sold was $731,911 resulting in gross profit of $27,694.  The improvement in gross profit for the three-month period ended March 31, 2011 was driven by higher margin product mix due to the recognition of services related to a large project partially offset by higher material and labor costs.

For the three months ended March 31, 2011, our cost of materials was 32.3% of revenue compared to cost of materials of 27.2% for the three months ended March 31, 2010.  We experienced higher costs for our primary raw materials consisting of the isophathalic, polyester, and vinyl-ester resins and fiberglass this quarter compared to a year ago.   Our cost of labor was 44.2% of revenue for the three months ended March 31, 2011 compared to labor cost of 35.9% of revenue for the three months ended March 31, 2010. The higher labor costs in the first quarter were due to the utilization of more highly skilled and paid laborers. Manufacturing overhead was 18.2% of revenue during the three months ended March 31, 2011 compared to 33.3% for the three months ended March 31, 2010.

Selling, general & administrative expenses

Selling, general and administrative expenses decreased to $1,153,697 during the three months ended March 31, 2011 from $1,182,437 during the three months ended March 31, 2010. The decrease in our selling, general and administrative expenses is a result of our reduced investment in WindFiber™ and administrative headcount salaries partially offset by an increase of $567,000 of non-cash professional fees related to a financial advisory consulting agreement. We recorded stock option compensation expense of $20,968 during the three months ended March 31, 2011, compared to $144,575 during the three months ended March 31, 2010.  As noted above, we recorded $567,000 of stock compensation expense during the three months ended March 31, 2011 related to a consulting agreement with Diversified Equities Partners, LLC (“Diversified”) whereby Diversified will provide financial advisory services through September 2012.

Other income (expense)

Other income and expense consists of interest income and interest expense which includes non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Total interest expense for the three months ended March 31, 2011 and 2010 was $180,949 and $242,040, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $94,363 and $128,104 for the three months ended March 31, 2011 and 2010, respectively.

 Interest expense is partially offset by bank interest income.  For the three months ended March 31, 2011 and 2010, interest income was $0 and $176, respectively.

Net loss before provision (benefit) for income taxes

The Company’s loss before income tax benefit decreased to $1,284,132 during the three months ended March 31, 2011 from $1,396,607 during the three months ended March 31, 2010. The decrease in our net loss before income tax for the three-month period ended March 31, 2011 was due to the increase in gross profit and reduced selling, general and administrative expenses related to decreased investments made in our WindFiber™ strategy.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was more likely than not, that the net deferred tax assets may not be realized. The Company continued to record a full valuation allowance and therefore, there is no tax provision recorded for the three months ended March 31, 2011 and 2010.

Net loss

The Company’s loss before income tax benefit decreased to $1,284,132 during the three months ended March 31, 2011 from $1,396,607 during the three months ended March 31, 2010. The decrease in our net loss before income tax for the three month period ended March 31, 2011 resulted primarily from an increase in gross profit and a reduction in selling, general and administrative expenses related to decreased investments made in our WindFiber™ strategy.

Liquidity and Capital Resources

At March 31, 2011, the Company had cash on hand of $17,577, a working capital deficiency of $(6,498,078) net of prepaid consulting expense, a net loss of $1,284,132 for the quarter ended March 31, 2011 and an accumulated deficit of $(16,152,935).  The Company's continuation as a going concern is dependent upon its ability to generate sufficient operations cash flow or successfully raise additional funds to meet its obligations on a timely basis in order to comply with the terms and covenants of its financing agreements.  Management is continuing its efforts to try and obtain additional financing, restructure its existing obligations, improve profit margins, and reduce costs and related near-term working capital requirements. Despite these efforts, management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations.

As a result of the working capital deficiency, recent losses and accumulated deficit, we were unable to remain in compliance with the Debt Service Coverage Ratio covenant in our credit agreement with our primary lender.  The required ratio is 1.25 and the Company’s ratio at March 31, 2011 was a negative (.18).

 Our lender has waived compliance with this covenant through May 31, 2011.  The next measurement date for this financial covenant is June 30, 2011.  Our lender agreed to further waive compliance with this covenant through December 31, 2011 if we have raised gross proceeds of not less than $1,200,000 as a result of the issuance of common stock or common stock equivalents not later than May 31, 2011 (a “Qualified Financing”).  To date, we have been unable to complete a Qualified Financing or renegotiate our credit agreement with our lender. Because it is unlikely that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its Debt Service Coverage ratio obligations and the Company cannot assume that it will automatically receive another waiver from the bank, the Company has classified all debt from Nekoosa Port Edwards State Bank to be a current liability as of March 31, 2011.

In addition, the Company also has $830,000 of convertible debentures that are due and payable in the third quarter of 2011. If we are unable to raise additional capital or otherwise refinance the debenture obligations as and when they come due, it would result in a breach of those agreements which would also be a violation of the covenants of our other debt obligations with the Company’s bank.

 In the event we are unable to obtain additional financing or renegotiate our credit agreement, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operating as a going concern.  However, we continue to work closely with our lender to renegotiate the terms of those arrangements, and we continue to actively explore alternative sources of capital and other means to refinance all or some of our indebtedness. We are also exploring other restructuring options at this time, which includes the possibility of selling our operating business (currently conducted by ECC-C) to Jamie Mancl and his wife in exchange for their shares in the Company.  This would allow the Company to acquire another business operation, which hopefully will have a greater potential for profitability.  Our board of directors has accepted in principal a proposal from the Mancls and further negotiations are in process with respect to this proposed transaction.

Operating Cash Flows

Operating activities provided $5,337 during the three months ended March 31, 2011 compared $468,148 during the three months ended March 31, 2010.  The decrease in net cash flow from operating activities in 2011 relative to 2010 was due primarily to the timing and management of cash requirements associated with accounts payable and accounts receivable, and customer deposits made during the period as progress payments on certain fabrication contracts.  This was partially offset by a timing difference between periods in work-in-process inventories related to ongoing and upcoming contracts, the timing of accrued expenses, and the increase in the overall net loss for the three months ended March 31, 2011.

Investing Cash Flows

Investing activities used $67,447 and $86,018 of cash for the three months ended March 31, 2011 and 2010, respectively.  The primary use of cash in investing activities in the first quarter of 2011 has been additional manufacturing equipment in our corrosion business.  The primary use of cash in investing activities in the first quarter of 2010 was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as the purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities provided $72,968 during the three months ended March 31, 2011.  Proceeds from borrowing against our bank line of credit and short-term notes payable and stock purchased under the ECC Employee Stock Purchase Plan, were offset by net payments on long-term debt totaling $112,730 for the three months ended March 31, 2011.  For the three months ended March 31, 2010, financing activities used $578,051 comprised of net payments on short-term debt and lines of credit totaling $454,036 and net payments on long-term debt net of $124,015.

Employee Stock Purchase Plan

Proceeds to the Company from stock purchased under the ECC Employee Stock Purchase Plan totaled $10,995 for the three months ended March 31, 2011.

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

At March 31, 2011, Debentures totaling $1,230,000 remain outstanding and will become due during the third and fourth quarter of 2011.  $5,140,000 of Debentures have been converted to common stock as of March 31, 2011.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.

Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging.  At March 31, 2011, the monthly payment for all operating leases totals $5,963.

Going Forward

As described above, the Company is working with its lender to renegotiate the terms of its financial covenants and evaluating restructuring and other strategic options for the Company.  There is no assurance we will be successful.  If our lender requires us to repay all amounts outstanding under our credit facility because we are unsuccessful in renegotiating or obtaining a waiver of the covenants in our lending agreements, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operations as a going concern.  However, we continue our efforts to renegotiate the terms of those arrangements and to actively explore alternative sources of capital and ways in which we can refinance all or some of our indebtedness.

In addition, we continue to implement changes in our operations to increase sales and improve our operating cash flows in 2011, including the elimination of administrative and staff positions.  We have a sizable contracted backlog, primarily with one customer, and have hired a new South Regional Manager to improve our ability to identify and secure domestic sales opportunities.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of March 31, 2011, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011, because of the identification of a significant deficiency in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of March 31, 2011, our President and Interim Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The following control deficiencies were previously identified in our December 31, 2010 10-K filing:

With the abrupt departure of our key financial employees (Vice President of Finance and Accounting Manager) in early January 2011, our finance reporting close process for our March 31, 2011 quarter end had weaknesses pertaining to financial disclosures, and our ability to timely file our required SEC reports.

This situation was exacerbated by our lack of cash during the period after the departure of these employees, that prevented us from being able to hire personnel to perform the work necessary for the close process in order to permit a timely filing of this report.  With our transition to an interim CFO and a contracted accounting manager, these weaknesses should be able to be remediated in the near future once these new key financial employees get fully up to speed with the Company and its financial reporting needs.

Changes in Internal Control over Financial Reporting

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

Item 1A.   Risk Factors

Not applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
January 13, 2011	24 accredited investors	6,246 shares of common stock	$15,577 of accrued interest paid to debenture holders

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

Item 3.      Defaults Upon Senior Securities

None.

Item 5.      Other Information

None.

Item 6.      Exhibits

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3	Amended and Restated Bylaws adopted October 14, 2008 (1)
4.1	Form of Debenture (2)
4.2	Form of Warrant (2)
10.1	Share Exchange Agreement dated June 26, 2008 (3)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (4)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)

Regulation S-K Number	Document
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (5)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (6)
10.15	Amendment to the Credit Agreement dated March 13, 2009 (7)
10.16	Employee Stock Purchase Plan (8)
10.17	Debt Exchange Agreement (9)
31.1	Rule 13a-14(a) Certification of Jamie L. Mancl
31.2	Rule 13a-14(a) Certification of Timothy Sherlock
32.1	Certification of Jamie L. Mancl Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Timothy Sherlock Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(4)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(7)	Filed as an exhibit to the Annual Report for the year ended December 31, 2008 on Form 10-K filed March 31, 2009.
(8)	Filed as an exhibit to the Current Report on Form 8-K dated June 2, 2009, filed June 5, 2009.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated August 13, 2010, filed August 19, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY COMPOSITES CORPORATION

Dated: June 13, 2011	By:	/s/ Jamie L. Mancl
Jamie L. Mancl, President

Dated: June 13, 2011	By:	/s/ Timothy Sherlock
Timothy Sherlock, Interim Chief Financial Officer