Form 10-Q
period 2011-06-30
ENERGY COMPOSITES Corp
filed 2011-08-19
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐  (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,737,210   shares as of August 11, 2011.

ENERGY COMPOSITES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED
JUNE 30, 2011

ENERGY COMPOSITES CORPORATION
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$37,964	$6,719
Accounts receivable, net of allowance for doubtful
accounts of $61,000 in 2011 and $61,000 in 2010	581,196	835,160
Inventories, net	1,722,743	609,001
Other current assets	44,531	84,836
Prepaid consulting expense	2,268,000	2,268,000
Total current assets	4,654,434	3,803,716

Property and equipment, net	5,682,163	6,237,215

Other assets:
Intangible assets, net	46,052	49,669
Prepaid consulting expense, net of current portion	567,000	1,701,000
Total other assets	613,052	1,750,669

Total assets	$10,949,649	$11,791,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt obligations	$5,393,738	$4,724,913
Line of credit - bank	235,505	113,900
Short-term notes payable	170,000	575,000
Accounts payable	1,147,615	1,265,123
Accounts payable - related party	48,005	183,012
Accrued expenses	385,108	314,519
Accrued payroll and payroll taxes	327,575	283,617
Customer deposits	1,489,593	51,795
Total current liabilities	9,197,139	7,511,879

Long-term liabilities
Long-term debt obligations, net of current portion	58,276	95,823
Deferred income - land purchase	-	429,494
Total long-term liabilities	58,276	525,317

Total liabilities	9,255,415	8,037,196

Stockholders' equity (deficit):
Common stock - $.001 par value; 100,000,000 shares
authorized, 46,731,964 and 46,659,800 shares issued
and outstanding, respectively	46,733	46,661
Additional paid-in capital	18,767,529	18,576,546
Accumulated deficit	(17,120,028)	(14,868,803)
Total stockholders' equity	1,694,234	3,754,404

Total liabilities and stockholders' equity	$10,949,649	$11,791,600

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$1,263,797	$2,064,991	$2,213,869	$2,824,596

Cost of goods sold	1,026,197	1,395,354	1,925,755	2,127,265

Gross profit	237,600	669,637	288,114	697,331

Selling, general and administrative expenses	1,008,533	1,215,577	2,162,230	2,398,014

Loss from operations	(770,933)	(545,940)	(1,874,116)	(1,700,683)

Other income (expense):
Interest expense	(196,160)	(289,317)	(377,109)	(531,357)
Interest income	-	33	-	209

Total other income (expense)	(196,160)	(289,284)	(377,109)	(531,148)

Loss before provision (benefit) for income taxes	(967,093)	(835,224)	(2,251,225)	(2,231,831)

Income tax provision (benefit)	-	-	-	-

Net loss	$(967,093)	$(835,224)	$(2,251,225)	$(2,231,831)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares outstanding - basic and diluted	46,707,782	42,328,662	46,695,798	42,229,912

See notes to the consolidated financial statements.

ENERGY COMPOSITES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	For the Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,251,225)	$(2,231,831)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	242,974	233,725
Provision for losses on accounts receivable	(2,138)	-
(Gain) loss on asset disposal	18,331	3,205
Amortization of debt discount for imputed interest	2,259	2,085
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	198,997	300,335
Amortization of prepaid consulting expense	1,134,000	-
Discount for stock sold under employee stock purchase plan	1,940	-
Stock issued for interest payments	30,605	35,597
Stock issued for employee and director compensation	18,750	188,125
Stock option compensation expense	23,765	224,071
Changes in operating assets and liabilities:
Accounts receivable, net	256,102	1,051,612
Accounts receivable - related party	-	(809)
Inventories, net	(1,113,742)	(243,397)
Other current assets	40,305	62,967
Accounts payable	(117,508)	269,603
Accounts payable - related party	(135,007)	(64,805)
Accrued expenses	70,589	(42,791)
Accrued payroll and payroll taxes	43,958	25,538
Customer deposits	1,437,798	74,895

Net cash used in operating activities	(99,247)	(111,875)

Cash flows from investing activities:
Purchase of property and equipment	(179,103)	(218,015)
Proceeds from sale of property and equipment	46,973	-

Net cash used in investing activities	(132,130)	(218,015)

Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	121,605	(19,197)
Net borrowings (repayments) from short-term notes payable	(405,000)	(220,000)
Proceeds from long-term debt	877,272	-
Payments on long-term debt	(342,250)	(248,454)
Proceeds from exercise of warrants	-	590,823
Proceeds from employee stock purchase plan	10,995	-
Net cash provided by financing activities	262,622	103,172

Net increase (decrease) in cash and cash equivalents	31,245	(226,718)

Cash and cash equivalents:
Beginning of period	6,719	281,809

End of period	$37,964	$55,091

See notes to the consolidated financial statements.

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

Credit Risk and Major Customers:   Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of trade receivables.  The Company grants credit to its customers throughout the United States in the normal course of business.  Customer creditworthiness is routinely monitored and collateral is not required. The following is a schedule of significant sales to customers for the six months ended June 30, 2011 and 2010 and significant customer accounts receivable balances at June 30, 2011 and 2010:

			Percentage of
	Percentage of		Trade Accounts
	Total Sales		Receivable
Customer	2011	2010	2011	2010
1	30.3%	24.4%	-	39.8%
2	16.0	13.9	15.0%	14.2
3	10.1	1.0	25.0	6.8
4	6.7	1.1	-	0.1
5	4.6	-	-	7.8
	67.7%	40.4%	40.0%	68.7%

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

Segment Reporting

Through June 30, 2011, the Company provided products and services into one reportable operating segment, Industrial Tank and Piping. The results of ICS, are immaterial for purposes of segment reporting and are included in the Industrial Tank and Piping segment. The detail of products and service activity in this operating segment is further described in Note 13.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the six months ended June 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.   Going Concern Uncertainty

            The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  At June 30, 2011, the Company had cash on hand of  $37,964, a working capital deficiency of  $6,810,705 net of Prepaid Consulting Expense, a net loss of $2,251,225 for the six months ended June 30, 2011 and an accumulated deficit of $17,120,128.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations or successfully raise additional funds to meet its obligations on a timely basis in order to comply with the terms and covenants of its financing agreements.  Management is continuing its efforts to restructure its existing obligations, improve profit margins,  reduce costs and related near-term working capital requirements and obtain additional financing. Despite these efforts, management cannot provide assurance that the Company will be able to sufficiently improve cash flows from operations or obtain additional financing that will be sufficient to allow it to meet its obligations. If we are unsuccessful in restructuring our existing obligations, improving cash flows from operations or raising funds we would likely have to seek other alternatives such as reorganization or other protection from our creditors, or cease operations until funding is obtained.

Note 3.  Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$529,954	$320,480
Work in progress	1,190,451	289,375
Finished goods	2,338	-
Obsolescence reserve	-	(854)
Total	$1,722,743	$609,001

Note 4.  Prepaid Consulting Expense

On August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of ECC, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share and recorded to Additional Paid-In Capital and a debit recorded to Prepaid Consulting Expense.  The expense is being amortized over the 25 month period of the contract.  $1,134,000 was recorded to expense under the contract for the six months ended June 30, 2011. The remaining unamortized balance at June 30, 2011 is $2,835,000.

Note 5.  Property and Equipment, Net

Property and equipment are as follows:
	June 30, 2011	December 31, 2010
Land and improvements	$82,572	$559,800
Buildings and improvements	3,868,982	3,886,550
Machinery and equipment	2,796,396	2,639,616
Vehicles and trailers	392,762	373,015
Computer equipment	251,859	249,284
Furniture and office equipment	138,128	138,128
	7,530,699	7,846,393
Less accumulated depreciation	(1,848,536)	(1,609,178)
Net property and equipment	$5,682,163	$6,237,215

Depreciation expense was $239,358 and $229,368 for the six months ended June 30, 2011 and 2010, respectively.

Real Estate Purchase

On April 30, 2010, the Company purchased approximately 94 acres of land from the City of Wisconsin Rapids as part of the Company’s WindFiber™ expansion.  The purchase price of the land was $47,734.  Because the purchase price of the real estate was well below estimated fair market values, the real estate was recorded at its estimated fair market value of $5,000 per acre for a total value of $477,228 including the transaction costs.  The excess fair market value of $429,494 was recorded to Deferred Income – Land Purchase to be amortized over the life of any future manufacturing plant. On April 20, 2011, the City of Wisconsin Rapids repurchased the land from the Company at the same price at which the Company originally purchased the property less the transaction costs for net proceeds of $46,973.  The Company reversed the purchase price of the land plus the deferred income portion of the purchase in the long-term liabilities section of the balance sheet and recorded a loss of $18,331 on disposal of assets related to capitalized legal and engineering costs.

Note 6.  Intangible Assets

Intangible assets are as follows:
	June 30, 2011	December 31, 2010
Non-compete agreement	$5,000	$5,000
Customer list	74,434	74,434
Deferred financing costs	69,338	69,338
	148,772	148,772
Less accumulated amortization	(102,720)	(99,103)
Net intangible assets	$46,052	$49,669

Amortization expense was $3,616 and $4,357 for the six months ended June 30, 2011 and 2010, respectively.  Estimated amortization expense for the next five years is as follows:

2011 – remaining	$3,315
2012	5,397
2013	5,276
2014	3,925
2015	2,444
Thereafter	25,695

Total	$46,052

Note 7.  Financing Arrangements

Line of Credit – Bank

The Company utilizes a line of credit with Nekoosa Port Edwards State Bank (“NPESB”) that provides for maximum borrowings of $250,000, bears interest at a fixed rate of 6.75% at June 30, 2011 and matures on December 16, 2011.  The line is secured by all business assets of ECC-C (formerly AFT), an assignment of life insurance on the officer/stockholder, a junior mortgage on land and buildings, and an unlimited guaranty by ECC.  The Company had a balance of $235,505 and $113,900 on the line of credit at June 30, 2011 and December 31, 2010, respectively.

Short-Term Notes Payable

The Company uses short-term notes from NPESB for purposes of bulk purchases of inventory and project financing in addition to utilizing its line of credit.  The underlying inventory and customer purchase orders serve as specific collateral for these notes.  In addition, the short-term notes are also typically secured by all business assets of the Company.  The notes bear interest at fixed rates.  The notes are typically twelve months or less.  The Company had $25,000 and $550,000 of outstanding notes payable to NPESB with a weighted average interest rate of 6.75% at June 30, 2011 and December 31, 2010.

The Company also utilizes unsecured, short-term financing from private investors (primarily existing shareholders) to fund operations.  These short-term notes bear interest at 6.0%.  The Company had $145,000 and $25,000 of outstanding notes payable to these private investors at June 30, 2011 and December 31, 2010, respectively.

Long-Term Debt Obligations

Long-term debt obligations are as follows:

	June 30,	December 31,
	2011	2010
NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and unlimited continuing guarantee of ECC; interest rate of 6.75%, due October 2014, monthly payment of $900	$32,157	$36,333

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	242,880	278,776

NPESB - an industrial revenue bond term loan, secured by equipment and unlimited continuing guarantee of ECC; contains restrictive financial covenants, interest rate of 5.75%, due July 2014, monthly payment of $7,266	236,360	272,451

NPESB – an industrial revenue bond term loan, secured by real estate, ECC and ECC-C (formerly AFT) guarantees; contains restrictive financial covenants, interest rate of 5.50%, due July 2027, monthly payment of $20,776	2,642,004	2,692,378

NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and an unlimited continuing guarantee of ECC; due January 2012, interest rate of 6.75%, monthly payment of $13,405	-	167,506

NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and an unlimited continuing guarantee of ECC; due April 2016, interest rate of 6.75%, monthly payment of $8,234	405,543	-

NPESB – a term loan secured by all general business assets of ECC-C (formerly AFT) and an unlimited continuing guarantee of ECC; due April 2016, interest rate of 6.75%, monthly payment of $8,682	427,632	-

NPESB – a term loan secured by 2008 Ford F-350; due May 2014, interest rate of 6.75%, monthly payment of $616	19,515	-

City of Wisconsin Rapids, a term loan, secured by all assets and unlimited continuing guarantee of ECC; contains various operating covenants, interest rate 2%, due April 2012, monthly payment of $4,499	323,780	347,405

City of Wisconsin Rapids, a $75,000 term loan, secured by ECC and ECC-C (formerly AFT) guarantees; imputed interest at 8% resulting in an original issue discount with an unamortized balance of $16,724 at June 30, 2011, balloons in August 2014	58,276	56,017

Convertible notes payable ($1,125,000 face value) – see Note 8	1,063,867	969,870
	5,452,014	4,820,736
Less current portion of long-term obligations	(5,393,738)	(4,724,913)
Total long-term debt obligations, net of current portion	$58,276	$95,823

Maturities of long-term debt obligations are as follows:

	Principal	Discount	Net
2011 - remaining	$5,454,871	$(61,133)	$5,393,738
2012	0	0	0
2013	0	0	0
2014	75,000	(16,724)	58,276
2015	0		0
Thereafter	0		0
Total	$5,529,871	$(77,857)	$5,452,014

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

Debt Service Coverage Ratio is defined as the ratio of (i) EBITDA for the 12-month period ending on the measurement date to (ii) interest expense plus principal payments coming due during the 12-month period beginning on the day after measurement.  EBITDA is defined as net income after taxes plus a) interest expense, b) federal, state and local taxes, c) depreciation and amortization expenses, and d) extraordinary losses minus extraordinary gains. The Company did not calculate this ratio at June 30, 2011 because the Company had recorded negative EBITDA for the previous 12-month period.

Total Indebtedness to Equity Ratio is defined as the ratio of all liabilities or obligations to Equity.  Equity is defined as the total of all assets of the Company minus the aggregate of all liabilities, all determined in accordance with generally accepted accounting principles consistent with those followed in preparation of the financial statements. This ratio at June 30, 2011 has been calculated by the Company as follows:

Total current liabilities	$9,197,139
Long-term debt obligations, net of current portion	58,276
Total indebtedness	$9,255,415

Total stockholders' equity	$1,694,234
Total indebtedness to equity	5.5

As of December 31, 2010, the Company was not in compliance with the Debt Service Coverage Ratio. On January 27, 2011, the Company received notification from the lender waiving compliance for the Debt Service Coverage Ratio until May 31, 2011 and that further compliance will be waived until December 31, 2011 if the Company is able to complete a Qualified Financing in the amount of $1,200,000 prior to May 31, 2011. Since the Company was unable to complete a Qualified Financing prior to May 31, 2011, the lender required a re-measurement as of June 30, 2011.  After failing the required covenant calculations, on June 30, 2011, the Company received notification from the lender waiving compliance with the Debt Service Coverage Ratio and the Total Indebtedness to Equity Ratio through September 30, 2011.  As consideration for the waiver, the Company has agreed to work with the lender to negotiate and implement revised covenants by October 31, 2011. Because management cannot provide assurance that the Company will be able to obtain additional financing or that cash flows from operations will be sufficient to allow it to meet its obligations, and the Company cannot assume that they will be able to revise the current covenants, the Company has classified all debt from Nekoosa Port Edwards Bank to be a current liability at June 30, 2011.

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

The issued Warrants were deemed to have a relative fair market value of $4,068,422 which was recorded as a discount to the face value of the Debentures and as a credit to Additional Paid-In Capital and is being accreted to interest expense over the 3-year term of the debt using the effective interest method.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrants.

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

The following table summarizes the convertible note balance as of June 30, 2011:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in-capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature for 2008, 2009 and 2010	6,109,870

Less: conversion of debt to common stock	(5,140,000)

Balance at December 31, 2010	969,870

Plus: accretion of original issue discount from warrants and beneficial conversion feature for the six months ended June 30, 2011	198,997

Less: conversion of debt to common stock	(105,000)

Balance at June 30, 2011 (face value $1,125,000)	$1,063,867

All outstanding convertible debentures at June 30, 2011 totaling $1,125,000 mature at various dates in 2011, commencing in August 2011, and are included in the current maturities table found in Note 7.  It is unlikely that the Company will be able to satisfy its obligations to pay outstanding convertible debentures as they mature.  Accordingly, the Company intends to work with debenture holders to convert, extend or otherwise amend the terms and conditions of the outstanding convertible debentures.

The effective annual interest rate for the six months ended June 30, 2011 was 49%.  The rate is higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 9.  Stockholders’ Equity

Converted Debt

In conjunction with the 2008 private placement of convertible debt, a total of 54,261 and 44,261 common shares were issued for the conversion of debt ($105,000 in 2010 and $75,000 in 2009, respectively) at $2.50 per share and related interest payments during the six months ended June 30, 2011 and 2010, respectively.

Warrants

As of June 30, 2011, there were 2,311,671 warrants outstanding. No warrants were exercised during the six months ended June 30, 2011.

Stock Issuances

During the year ended December 31, 2010, the Company issued 18,337 restricted common shares to officers valued at $75,000 for services rendered. Of these shares, 9,168 shares (valued at $37,500) remained unvested until April 28, 2011 and were recorded as deferred compensation.  For the six months ended June 30, 2011, amortization of the deferred compensation related to these shares totaled $12,500.  All of the remaining shares vested immediately.

Pursuant to the Company’s Director Compensation Plan, an expense of $90,000 was recorded for director stock compensation for January 2011 through June 2011. The total accrual at June 30, 2011 was $219,500 and this accrued expense will be settled with common stock of the Company in the third quarter 2011.  For the six months ended June 30, 2010, director stock compensation totaled $96,875.

Stock Option Awards

During the twelve months ended December 31, 2010, the Company made stock option awards under the 2008 Stock Incentive Plan to 29 employees of the Company totaling 705,000 shares of the Company valued at $1,489,800 using the Black-Scholes-Merton pricing model.  These awards vest ratably over a 4-year period. The Company recorded expense related to these stock option awards of $23,765 and $224,071 for the six months ended June 30, 2011 and 2010, respectively.   The Company made no stock option awards under the 2008 Stock Incentive Plan during the six months ended June 30, 2011.

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties have been recorded at June 30, 2011 and December 31, 2010.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2010.

The income tax provision consisted of the following for the six months ended June 30, 2011 and 2010:

	June 30,	June 30,
	2011	2010
Currently payable (refundable)	$-	$-
Deferred tax benefit	(579,000)	(290,000)
Valuation allowance	579,000	290,000
Total income tax provision	$-	$-

Deferred tax components included in the Company’s balance sheet at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Current deferred tax assets	$76,000	$84,000
Long-term deferred tax assets	5,572,000	4,985,000
Valuation allowance	(5,648,000)	(5,069,000)
Net deferred tax assets	$-	$-

Note 11.  Related Party Transactions

For the six months ended June 30, 2011 and 2010, the Company paid interest expense to M&W Fiberglass (“M&W”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, on the building promissory note of $0 and $23,417, respectively.

For the six months ended June 30, 2011 and 2010, the Company incurred interest expense on short-term promissory notes from shareholders totaling $1,059 and $14,862.

ECC-C (formerly AFT) purchased fiberglass pipe fittings from Fiberglass Piping & Fitting Company (“FPF”) which is 100% owned by Jamie Lee Mancl, ECC’s majority shareholder, totaling $67,203 and $30,113 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company has an accounts payable balance of $48,005 owed to FPF and an accounts receivable balance of $635 due from FPF related to product sold to FPF.

Note 12.  Commitments and Contingencies

Operating Leases

The Company has entered into various operating leases expiring through October 2013 for equipment, vehicles and temporary lodging. At June 30, 2011, the monthly payment for all operating leases totals $4,517.

Future minimum operating lease payments for all leases for the years ending December 31 are as follows:

2011 - remaining	$21,948
2012	28,984
2013	4,674
2014	-
Total	$55,606

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

	Three Months Ended June 30, 2011
	Products &	Service &
	Components	Installation	Total
Net sales	$814,508	$449,289	$1,263,797
Cost of sales	854,150	172,047	1,026,197
Gross profit	$(39,642)	$277,242	$237,600

	Three Months Ended June 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$817,275	$1,247,716	$2,064,991
Cost of sales	861,663	533,691	1,395,354
Gross profit	$(44,388)	$714,025	$669,637

	Six Months Ended June 30, 2011
	Products &	Service &
	Components	Installation	Total
Net sales	$1,381,671	$832,198	$2,213,869
Cost of sales	1,593,042	332,713	1,925,755
Gross profit	$(211,371)	$499,485	$288,114

	Six Months Ended June 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$1,443,487	$1,381,109	$2,824,596
Cost of sales	1,444,125	683,140	2,127,265
Gross profit	$(638)	$697,969	$697,331

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended June 30, 2011and 2010:

	2011	2010
Basic earnings (loss) per share calculations:
Net income (loss) to common shareholders	$(967,093)	$(835,224)
Weighted average of common shares outstanding	46,707,782	42,328,662
Basic net earnings (loss) per share	$(0.02)	$(0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(967,093)	$(835,224)
Weighted average of common shares outstanding	46,707,782	42,328,662
Converible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	46,707,782	42,328,662

Diluted net income (loss) per share	$(0.02)	$(0.02)

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the six months ended June 30, 2011 and 2010:

	2011	2010
Basic earnings (loss) per share calculations:
Net income (loss) to common shareholders	$(2,251,225)	$(2,231,831)
Weighted average of common shares outstanding	46,695,798	42,229,912
Basic net earnings (loss) per share	$(0.05)	$(0.05)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,251,225)	$(2,231,831)
Weighted average of common shares outstanding	46,695,798	42,229,912
Converible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average common shares outstanding	46,695,798	42,229,912

Diluted net income (loss) per share	$(0.05)	$(0.05)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:
(1)
At June 30, 2011 and 2010, there were outstanding convertible debentures equivalent to 450,000 and 528,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)
At June 30, 2011 and 2010, there were outstanding warrants equivalent to 2,311,671 and 2,311,671 common shares, respectively. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)
At June 30, 2011 and 2010, there were outstanding options equivalent to 260,750 and 430,000 common shares, respectively.  The options are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

Note 15.  Supplemental Disclosure of Cash Flow Information

	Six months ended June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$138,961	$184,176

Non-cash investing and financing activities:
Increase (decrease) in land and deferred income
due to discounted land purchased from and sold
to the City of Wisconsin Rapids	$(429,494)	$429,494
Debt converted to common stock	$105,000	$75,000

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

	Three Months Ended June 30, 2011
	Products &	Service &
	Components	Installation	Total
Net sales	$814,508	$449,289	$1,263,797
Cost of sales	854,150	172,047	1,026,197
Gross profit	$(39,642)	$277,242	$237,600

	Three Months Ended June 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$817,275	$1,247,716	$2,064,991
Cost of sales	861,663	533,691	1,395,354
Gross profit	$(44,388)	$714,025	$669,637

	Six Months Ended June 30, 2011
	Products &	Service &
	Components	Installation	Total
Net sales	$1,381,671	$832,198	$2,213,869
Cost of sales	1,593,042	332,713	1,925,755
Gross profit	$(211,371)	$499,485	$288,114

	Six Months Ended June 30, 2010
	Products &	Service &
	Components	Installation	Total
Net sales	$1,443,487	$1,381,109	$2,824,596
Cost of sales	1,444,125	683,140	2,127,265
Gross profit	$(638)	$697,969	$697,331

Revenue

During the three months ended June 30, 2011, we recorded revenue from product sales of $814,508, a small decrease from the three month period ended June 30, 2010 of $2,767 or .03%.  Revenue from field services was $449,289 for the three months ended June 30, 2011, a decrease from the three-month period ended June 30, 2010 of $798,427 or 64%. The decrease in service revenue during the second quarter is attributable to a decrease in revenue from the paper mill industry due to less shut downs and less requirements for resealing tanks in the current year.

 During the six months ended June 30, 2011, we recorded revenue from product sales of $1,381,671, a decrease from the six month period ended June 30, 2010 of $61,816 or 4.3%.  Revenue from field services was $832,198 for the six months ended June 30, 2011, a decrease from the six month period ended June 30, 2010 of $548,911 or 39.7%.  The small decrease in product revenue during the six months was due to the timing of revenue recognition for a large contract previously announced with a large Canadian mining firm.  The decrease in service revenue during the six months is attributable to a decrease in revenue from the paper mill industry due to less shut downs and less requirements for resealing tanks in the current year.

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

For the three month period ended June 30, 2011, cost of goods sold decreased to $1,026,197, resulting in gross profit of $237,600 (18.8%).  For the three month period ended June 30, 2010, cost of goods sold was $1,395,354 resulting in gross profit of $669,637 (32.4%).  The decline in gross profit for the three month period ended June 30, 2011 was driven by higher resin material costs and increased labor costs due to production start-up inefficiencies for the first six tanks related to the large mining project the company is engaged in.

For the three months ended June 30, 2011, our cost of materials was 30.3% of revenue compared to cost of materials of 25.0% for the three months ended June 30, 2010.  We experienced continuing higher costs for our primary raw materials consisting of the isophathalic, polyester, and vinyl-ester resins and fiberglass in the second quarter. Our cost of labor was 38.5% of revenue for the three months ended June 30, 2011 compared to labor cost of 25.3% of revenue for the three months ended June 30, 2010. The higher labor costs in the second quarter were due to the utilization of more highly skilled and paid laborers plus significant overtime hours due to production start-up inefficiencies for the first six tanks related to the large mining project the company is engaged in. Manufacturing overhead was 12.4% of revenue during the three months ended June 30, 2011 compared to 17.3% for the three months ended June 30, 2010

For the six month period ended June 30, 2011, cost of goods sold decreased to $1,925,755, resulting in gross profit of $288,114 (13.0%).  For the six month period ended June 30, 2010, cost of goods sold was $2,127,265 resulting in gross profit of $697,331 (24.7%).  The decline in gross profit for the six month period ended June 30, 2011 was driven by higher material and labor costs incurred as a result of the start-up inefficiencies of the large project mentioned above.

For the six months ended June 30, 2011, our cost of materials was 31.2% of revenue compared to cost of materials of 30.3% for the six months ended June 30, 2010.  We experienced continuing higher costs for our primary raw materials consisting of the isophathalic, polyester, and vinyl-ester resins and fiberglass in the second quarter. Our cost of labor was 40.9% of revenue for the six months ended June 30, 2011 compared to labor cost of 29.0% of revenue for the six months ended June 30, 2010. The higher labor costs were due to the utilization of more highly skilled and paid laborers plus significant overtime hours incurred as a result of the start-up inefficiencies of the large project mentioned above. Manufacturing overhead was 14.9% of revenue during the six months ended June 30, 2011 compared to 21.3% for the six months ended June 30, 2010.

Selling, general & administrative expenses

Selling, general and administrative expenses decreased to $1,008,533 during the three months ended June 30, 2011 from $1,215,577 during the three months ended June 30, 2010. The decrease in our selling, general and administrative expenses is a result of our reduced investment in WindFiber™ and administrative headcount salaries but offset by an increase of $567,000 due to professional fees related to a financial advisory consulting agreement. We recorded stock option compensation expense of $2,797 during the three months ended June 30, 2011, compared to $71,185 during the three months ended June 30, 2010.  As noted above, we recorded $567,000 of stock compensation expense during the three months ended June 30, 2011 related to a consulting agreement with Diversified Equities Partners, LLC (“Diversified”) whereby Diversified will provide financial advisory services through September 2012. This non-cash expense was not incurred during the prior period.

Selling, general and administrative expenses decreased to $2,162,230 during the six months ended June 30, 2011 from $2,398,014 during the six months ended June 30, 2010. The decrease in our selling, general and administrative expenses is a result of our significantly reduced investment in WindFiber™ and administrative headcount salaries due to the company’s liquidity problems but offset by an increase of $1,134,0000 due to professional fees related to a financial advisory consulting agreement. We recorded stock option compensation expense of $23,765 during the six months ended June 30, 2011, compared to $224,071 during the six months ended June 30, 2010.  As noted above, we recorded $1,134,000 of stock compensation expense during the six months ended June 30, 2011 related to a consulting agreement with Diversified Equities Partners, LLC (“Diversified”) whereby Diversified will provide financial advisory services through September 2012. This non-cash expense was not incurred during the prior period.

Other income (expense)

Other income and expense consists of interest income and interest expense which includes non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Total interest expense for the three months ended June 30, 2011 and 2010 was $196,160 and $289,317, respectively.  Total interest expense for the six months ended June 30, 2011 and 2010 was $377,109 and $531,357, respectively.

Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $104,634 and $172,231 for the three months ended June 30, 2011 and 2010, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $198,997 and $300,335 for the six months ended June 30, 2011 and 2010, respectively.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was more likely than not, that the net deferred tax assets will not be realized. Since 2009 the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the six months ended June 30, 2011 and 2010.

Net loss

The Company’s net loss increased to $967,093 during the three months ended June 30, 2011 from $835,224 during the three months ended June 30, 2010. The increase in our net loss for the three month period ended June 30, 2011 was due to decreased sales volume, a  decrease in gross profit primarily due to increased resin costs, start-up inefficiencies of the large project but partially offset by reduced selling, general and administrative expenses, and also to decreased investments made in our WindFiber™ strategy and overall.

The Company’s loss increased to $2,251,225 during the six months ended June 30, 2011 from $2,231,831 during the six months ended June 30, 2010. The increase in our net loss for the six month period ended June 30, 2011 was due to the decreased sales volume, a decrease in gross profit which was partially offset by reduced selling, general and administrative expenses, and also to decreased investments made in our WindFiber™ strategy and overall changes as noted above.

Liquidity and Capital Resources

At June 30, 2011, the Company had cash on hand of $37,964, a working capital deficiency of $6,810,705 net of prepaid consulting expense, a net loss of $967,093 for the quarter ended June 30, 2011 and an accumulated deficit of $(17,120,028).  The Company's continuation as a going concern is dependent upon its ability to generate sufficient operations cash flow or successfully raise additional funds to meet its obligations on a timely basis in order to comply with the terms and covenants of its financing agreements.  Management is continuing its efforts to restructure its existing obligations, improve profit margins, reduce costs and related near-term working capital requirements and obtain additional financing. Despite these efforts, management cannot provide assurance that the Company will be able to sufficiently improve cash flows from operations or obtain additional financing that will be sufficient to allow it to meet its obligations and would likely have to seek other alternatives such as reorganization or other protection from our creditors, or cease operations until funding is obtained.

As a result of the working capital deficiency, recent losses and accumulated deficit, we were unable to remain in compliance with the Debt Service Coverage Ratio and the Indebtedness to Equity Ratio covenants in our credit agreement with our primary lender.  The required Debt Service Coverage ratio is 1.25 and the Company’s ratio at June 30, 2011 was a negative (3.7). The required Indebtedness to Equity Ratio is not more than 3.5 to 1 and the Company’s ratio at June 30, 2011 was 5.5 to 1.

 On June 30, 2011, our lender waived compliance with the Debt Service Coverage Ratio and the Total Indebtedness to Equity Ratio through September 30, 2011.  As consideration for the waiver, the Company has agreed to work with the lender to negotiate and implement revised covenants by October 31, 2011.  Without these covenant amendments from our lender, the Company will not meet these covenants looking ahead to September 30, 2011.

In addition, the Company also has $830,000 of convertible debentures that are due and payable in the third quarter of 2011. If we are unable to refinance the debenture obligations or raise additional capital as and when they come due, it would result in a breach of those agreements.

  In the event we are unable to renegotiate the terms of our credit agreement or convertible debentures or obtain additional financing, it is highly unlikely that we would be able to satisfy such obligations, and we would likely be unable to continue operating as a going concern and would likely have to seek other alternatives such as reorganization or other protection from our creditors.  However, we continue to work closely with our lender to renegotiate the terms of those arrangements, and we continue to explore alternative sources of capital and other means to refinance all or some of our indebtedness. We also intend to work with debenture holders to convert, extend or otherwise amend the terms and conditions of the outstanding convertible debentures.

The Company's cash flow from operations relies very significantly upon scheduled bi-weekly payments from the one large customer discussed previously and the successful negotiation of material future contract change related payment streams.  Disruption of these payments would affect our liquidity and we would likely have to cease operations or seek other alternatives such as reorganization or other protection from our creditors.

We are also actively exploring and negotiating other restructuring options at this time, which includes the possibility of selling our operating business (currently conducted by ECC-C) to Jamie and Jennifer Mancl in exchange for their shares in the Company.  This would allow the Company to acquire another business operation, which hopefully will have a greater potential for profitability.  Our board of directors has entered into a definitive agreement with the Mancls with respect to this proposed transaction.  Completion of the transaction, however, is conditioned, among other things, upon the Company obtaining approval from its shareholders and the primary lender agreeing to release the Company from its guarantees of the ECC-C bank loans.  More details of the agreement are contained in a current report on Form 8-K.

However, in the event we are unable to complete the sale of ECC-C to the Mancls or obtain additional financing or restructure our existing obligations, including our obligations under the convertible debentures, we would likely have to seek other alternatives such as reorganization or other protection from our creditors, or cease operations.

Operating Cash Flows

Operating activities used $99,247 during the six months ended June 30, 2011 compared to $111,875 during the six months ended June 30, 2010.  The slight decrease in net cash flow used in operating activities in 2011 relative to 2010 was due primarily to the timing and management of cash requirements associated with accounts payable and accounts receivable, and customer deposits made during the period as progress payments on certain fabrication contracts.  This was partially offset by a timing difference between periods in work-in-process inventories related to ongoing and upcoming contracts, the timing of accrued expenses, and the increase in the overall net loss for the six months ended June 30, 2011.

Investing Cash Flows

Investing activities used $132,130 and $218,015 of cash for the six months ended June 30, 2011 and 2010, respectively.  The primary use of cash in investing activities in the second quarter of 2011 has been additional manufacturing equipment in our corrosion business offset by proceeds received from the land sale back to the City of Wisconsin Rapids.  The primary use of cash in investing activities in the second quarter of 2010 was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as the purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities provided $262,622 during the six months ended June 30, 2011.  Proceeds from financing activities, detailed below, were partially offset by net payments on long-term debt totaling $342,250 for the six months ended June 30, 2011.  Additionally, $877,272 was added in new long-term debt agreements, which were partially used toward the repayment of a $550,000 short term note as well as an existing $117,272 long term note.  The remaining $210,000 of the funding was used to pay down $190,000 on accounts payable and $20,000 for the buy-out of a previously leased vehicle.  For the six months ended June 30, 2010, financing activities provided $103,172 comprised of $590,823 of cash received from the exercise of stock warrants offset by net payments on short-term debt and lines of credit totaling $239,197 and net payments on long-term debt net of $248,454.

Employee Stock Purchase Plan

Proceeds to the Company from stock purchased under the ECC Employee Stock Purchase Plan totaled $10,995 for the six months ended June 30, 2011.

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

At June 30, 2011, Debentures totaling $1,125,000 remain outstanding and will become due during the third and fourth quarter of 2011.  $5,245,000 of Debentures has been converted to common stock as of June 30, 2011.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  Since the Company does not have the capital resources to repay these Debentures currently it will attempt to convert, extend or otherwise renegotiate their terms. If we are not successful in converting, extending or otherwise renegotiating the terms of these Debentures we would likely have to seek reorganization or other protection from our creditors.

Leases

The Company has entered into various operating leases expiring through April 2013 for equipment, vehicles and temporary lodging.  At June 30, 2011, the monthly payment for all operating leases totals $4,517.

Going Forward

As described above, the Company is working with its lender to renegotiate the terms of its financial covenants, pursuing the sale of ECC-C and evaluating restructuring and other strategic options for the Company.  There is no assurance we will be successful with any of these efforts.  If our lender or convertible debenture holders require us to repay all amounts or a significant portion outstanding under our credit facility or outstanding debentures, it is highly unlikely that we would be able to satisfy such an obligation, and we would likely be unable to continue operations as a going concern and would likely need to seek reorganization or other protection from our creditors.  However, we will continue our efforts to renegotiate the terms of those arrangements and to explore alternative sources of capital and ways in which we can refinance all or some of our indebtedness.

In addition, we continue to implement changes in our operations to increase sales and improve our operating cash flows in 2011, including the elimination of administrative and staff positions.  While we continue to have a sizable contracted backlog, primarily with one customer, we need to improve our ability to identify and secure domestic sales opportunities for the upcoming year.  Inquiries and quotes from our current corrosion industry segments appear to be at or above levels from previous years and there maybe new sales opportunities in the waste management, mining and chemical processing industries. Additionally, the Company will need to achieve consistent profitability on the production floor with the large mining contract it is currently working on going forward after experiencing production inefficiencies on the initial batch of tanks as well as improving production floor profitability from other customers. Our field service division continues to have respectable margins over 50% and we need to improve our ability to expand field sales opportunities for the upcoming year.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

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

As of June 30, 2011, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Our President and Interim Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The following control deficiencies were previously identified in our December 31, 2010 10-K filing:

With the abrupt departure of our key financial employees (Vice President of Finance and Accounting Manager) in early January 2011, our finance reporting close process for our December 31, 2010 and March 30 year end and quarter end had weaknesses pertaining to financial disclosures, and our ability to timely file our required SEC reports.

This situation was exacerbated by our lack of cash during the period after the departure of these employees that prevented us from being able to hire personnel to perform the work necessary for the close process in order to permit a timely filing of this report.  With our transition to an interim CFO and a contracted accounting manager, control procedures have been put into place to meet the timely filing with the SEC.  The first test of these procedures was to be a timely filing of the June 30, 2011 quarterly report, which had been  anticipated until delayed by the disclosures pertaining to the agreement with the Mancls. We will test these procedures again with the filing expected on September 30, 2011.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2011, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Considerations
April 19, 2011	21 accredited investors	5,624 shares of common stock	$14,055 of accured interest paid to debenture holders
April 26, 2011	1 accredited investors	12,048 shares of common stock	Conversion of $30,000 of Debenture principal and $119 of accrued interest
June 2, 2011	1 accredited investors	20,204 shares of common stock	Conversion of $50,000 of Debenture principal and $510 of accrued interest
June 24, 2011	1 accredited investors	10,139 shares of common stock	Conversion of $25,000 of Debenture principal and $345 of accrued interest

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

Item 4.    (Removed and Reserved)

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

ENERGY COMPOSITES CORPORATION

Dated: August 19, 2011	By:	/s/ Jamie L. Mancl
Jamie L. Mancl, President

Dated: August 19, 2011	By:	/s/ Timothy Sherlock
Timothy Sherlock, Interim Chief Financial Officer