Form 10-Q
period 2011-09-30
TRAILBLAZER RESOURCES INC.
filed 2011-11-21
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-28867
(Commission file number)

TRAILBLAZER RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0409170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2520 St. Rose Parkway, Suite 319, Henderson, NV 89074
(Address of principal executive offices) (Zip Code)

(800) 787-5439
 (Registrant’s telephone number, including area code)

Energy Composites Corporation, 4400 Commerce Drive, Wisconsin Rapids, WI 54494
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,720,228 shares as of November 18, 2011.

TRAILBLAZER RESOURCES, INC.
(FORMERLY ENERGY COMPOSITES CORPORATION)

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2011

TRAILBLAZER RESOURCES, INC.
(FORMERLY ENERGY COMPOSITES CORPORATION)
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
ASSETS

Current assets:
Prepaid consulting expense	$-	$2,268,000
Current assets from discontinued operations held for sale	3,345,509	1,535,716
Total current assets	3,345,509	3,803,716
Property and equipment net, held for sale	5,379,698	6,237,215

Other assets:
Prepaid consulting expense, net of current portion	-	1,701,000
Other assets from discontinued operations held for sale	44,328	49,669
Total other assets	44,328	1,750,669
Total assets	$8,769,535	$11,791,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt obligations	$1,025,000	$969,870
Accounts payable	208,990	97,039
Accrued expenses	182,000	129,500
Current liabilities of discontinued operations	9,551,240	6,315,470
Total current liabilities	10,967,230	7,511,879

Long-term liabilities of discontinued operations	59,459	525,317

Total liabilities	11,026,689	8,037,196

Stockholders' equity (deficit):
Common stock - $.001 par value; 100,000,000 shares
authorized, 46,792,129 and 46,659,800 shares issued
and outstanding, respectively	46,793	46,661
Additional paid-in capital	18,928,825	18,576,546
Accumulated deficit	(21,232,772)	(14,868,803)
Total stockholders' equity (deficit)	(2,257,154)	3,754,404

Total liabilities and stockholders' equity (deficit)	$8,769,535	$11,791,600

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
(FORMERLY ENERGY COMPOSITES CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)		(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Selling, general and administrative expenses	3,069,157	265,641	4,320,714	495,542

Loss from operations	(3,069,157)	(265,641)	(4,320,714)	(495,542)

Other income (expense):
Interest expense	(78,070)	(154,382)	(313,654)	(511,572)
Interest income	-	-	-	-

Total other income (expense)	(78,070)	(154,382)	(313,654)	(511,572)

Loss from continuing operations before income taxes	(3,147,227)	(420,023)	(4,634,368)	(1,007,114)

Income tax provision (benefit)	-	-	-	-

Net loss from continuing operations	(3,147,227)	(420,023)	(4,634,368)	(1,007,114)

Discontinued operations:
Loss from discontinued operations, net of tax	(965,517)	(696,109)	(1,729,601)	(2,340,849)

Net loss	$(4,112,744)	$(1,116,132)	$(6,363,969)	$(3,347,963)

Net loss per common share - basic and diluted:
Continuing operations	$(0.07)	$(0.01)	$(0.10)	$(0.02)
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.06)
Net loss per common share - basic and diluted:	$(0.09)	$(0.03)	$(0.14)	$(0.08)

Weighted average shares outstanding - basic and diluted	46,758,893	43,704,159	46,717,061	42,723,134

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
(FORMERLY ENERGY COMPOSITES CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(6,363,969)	$(3,347,963)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	364,083	352,635
Provision for losses on accounts receivable	309,635	-
(Gain) loss on asset disposal	258,546	3,205
Amortization of debt discount for imputed interest	3,437	3,179
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	260,130	431,735
Amortization of prepaid consulting expense	3,969,000	189,000
Discount for stock sold under employee stock purchase plan	3,052	2,900
Stock issued for interest payments	44,911	77,357
Stock issued for employee and director compensation	28,125	197,500
Stock option compensation expense	54,030	383,074
Changes in operating assets and liabilities:
Accounts receivable, net	170,024	1,298,051
Accounts receivable - related party	-	(5,255)
Inventories, net	(2,198,198)	67,586
Other current assets	48,144	74,496
Accounts payable	159,324	412,218
Accounts payable - related party	(110,930)	(26,850)
Accrued expenses	26,445	(16,694)
Accrued payroll and payroll taxes	5,079	87,948
Customer deposits	3,234,519	(56,369)
Net cash provided by operating activities	265,387	127,753

Cash flows from investing activities:
Purchase of property and equipment	(248,028)	(228,418)
Proceeds from sale of property and equipment	58,763	-
Net cash used in investing activities	(189,265)	(228,418)

Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	29,730	(83,512)
Net borrowings (repayments) from short-term notes payable	(405,000)	(670,000)
Proceeds from long-term debt	877,272	-
Payments on long-term debt	(456,019)	(359,489)
Proceeds from stock issuance	-	466,430
Proceeds from exercise of warrants	-	590,823
Proceeds from employee stock purchase plan	17,293	-
Net cash provided by (used in) financing activities	63,276	(55,748)
Net increase (decrease) in cash and cash equivalents	139,398	(156,413)

Cash and cash equivalents:
Beginning of period	6,719	281,809
End of period	$146,117	$125,396

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Trailblazer Resources, Inc., formerly Energy Composites Corporation (the “Company”), currently is a holding company with no ongoing business operations, but a public company shell that is seeking a business opportunity.

The Company formerly engaged in the manufacture, sale, installation and service of fiberglass tank and piping products through ECC Corrosion, Inc. (“ECC”), a former wholly owned subsidiary of the Company.  On September 2, 2011 the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC to Jamie and Jennifer Mancl and their affiliated entities who are the majority shareholders of the Company (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC Sale”).  On October 21, 2011, the Company completed the ECC Sale.  Accordingly, since the Board of Directors approved the sale of all of the assets and liabilities of ECC prior to September 30, 2011, the results of operations, assets and liabilities of ECC for all periods presented are classified as discontinued operations (see further disclosure in Note 2).

The accompanying unaudited consolidated financial statements of Trailblazer Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.

All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

 The results of operations and assets and liabilities of ECC for all periods presented are classified as discontinued operations.

There were no new accounting standards issued or effective during the three months ended September 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Discontinued Operations

As described in Note 1, on September 2, 2011 the Board of Directors of the Company approved and on October 21, 2011 the Company completed the ECC Sale.  For more specifics on the sale, see further disclosure in Note 11.

The Company has presented all results of operations, assets and liabilities of ECC for all periods presented as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.  Prior to reclassification, the discontinued operations were reported in the consolidated financial statements of the Company and its wholly-owned subsidiaries ECC Corrosion, Inc. and Innovative Composite Solutions, LLC, after elimination of all intercompany accounts, transactions, and profits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss from discontinued operations consists of the following:

	Three months ended	Three months ended
	September 30,	September 30,
	2011	2010
Revenue	$1,134,191	$1,876,355
Cost of goods sold	993,138	1,487,659
Gross profit	141,053	388,696
Selling, general and administrative expenses	1,031,585	1,005,440
Loss from operations	(890,532)	(616,744)
Interest expense	(74,985)	(79,365)
Loss from discontinued operations before tax	(965,517)	(696,109)
Income tax provision (benefit)	-	-
Loss from discontinued operations net of tax	$(965,517)	$(696,109)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2011	2010
Revenue	$3,348,060	$4,700,951
Cost of goods sold	2,918,893	3,614,924
Gross profit	429,167	1,086,027
Selling, general and administrative expenses	1,942,258	3,173,553
Loss from operations	(1,513,091)	(2,087,526)
Interest expense	(216,510)	(253,323)
Loss from discontinued operations before tax	(1,729,601)	(2,340,849)
Income tax provision (benefit)	-	-
Loss from discontinued operations net of tax	$(1,729,601)	$(2,340,849)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major classes of assets and liabilities of discontinued operations were as follows:

	September 30,	December 31,
	2011	2010
Current assets:
Cash	$146,117	$6,719
Accounts receivable, net	355,501	835,160
Inventories, net	2,807,199	609,001
Other current assets	36,692	84,836
Total current assets of discontinued operations held for sale	$3,345,509	$1,535,716

Current liabilities:
Current portion of long-term debt obligations	$4,216,097	$3,755,043
Short-term notes payable	313,630	688,900
Accounts payable	1,287,539	1,351,096
Accrued expenses	447,660	468,636
Customer deposits	3,286,314	51,795
Total current liabilities of discontinued operations	$9,551,240	$6,315,470

Note 3.  Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared as a going concern as of September 30, 2011, notwithstanding that the Company has no continuing operations given ongoing efforts to identify future funding opportunities or acquire another business operation with greater potential for profitability.

Note 4.  Prepaid Consulting Expense

On August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share and recorded to Additional Paid-In Capital and a debit recorded to Prepaid Consulting Expense.  The expense was being amortized over the 25 month period of the contract.  $1,701,000 was recorded to expense under the contract for the nine months ended September 30, 2011. The remaining unamortized balance at September 30, 2011 of  $2,268,000 was written off at that date since it was deemed that there was no future value of this agreement to the holding company shell going forward.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Convertible Notes Payable

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

The following table summarizes the convertible note balance as of September 30, 2011:

Balance at January 1, 2008	$-

Plus: gross proceeds received in 2008	6,370,000

Less value assigned to:
Warrants	(4,068,422)
Beneficial conversion feature allotted to:
Additional paid-in-capital	(1,412,578)
Deferred income tax liability	(889,000)
Sub-total of assigned values	(6,370,000)

Plus: accretion of original issue discount from warrants and beneficial conversion feature for 2008, 2009 and 2010	6,109,870

Less: conversion of debt to common stock	(5,140,000)

Balance at December 31, 2010	969,870

Plus: accretion of original issue discount from warrants and beneficial conversion feature for the nine months ended September 30, 2011	260,130

Less: conversion of debt to common stock	(205,000)
Balance at September 30, 2011 (face value $1,125,000)	$1,025,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All outstanding convertible debentures at September 30, 2011 totaling $1,025,000 are either currently due or will become due during the fourth quarter of the current year. It is unlikely that the Company will be able to satisfy its obligations to pay outstanding convertible debentures as they mature.  Accordingly, the Company intends to work with debenture holders to convert, extend or otherwise amend the terms and conditions of the outstanding convertible debentures.

The effective annual interest rate for the nine months ended September 30, 2011 was 49%.  The rate is higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 6.  Stockholders’ Equity

Converted Debt

In conjunction with the 2008 private placement of convertible debt, a total of 99,994 and 87,292 common shares were issued for the conversion of debt ($205,000 in 2011 and $165,000 in 2010, respectively) at $2.50 per share and related interest payments during the nine months ended September 30, 2011 and 2010, respectively.

Warrants

As of September 30, 2011, there were 2,311,671 warrants outstanding. No warrants were exercised during the nine months ended September 30, 2011.

Stock Issuances

During the year ended December 31, 2010, the Company issued 18,337 restricted common shares to officers valued at $75,000 for services rendered. Of these shares, 9,168 shares (valued at $37,500) remained unvested until April 28, 2011 and were recorded as deferred compensation.  For the nine months ended September 30, 2011, amortization of the deferred compensation related to these shares totaled $12,500 and was reported under discontinued operations.

Stock Option Awards

During the twelve months ended December 31, 2010, the Company made stock option awards under the 2008 Stock Incentive Plan to 29 employees who were part of the discontinued operations of the Company totaling 705,000 shares of the Company valued at $1,489,800 using the Black-Scholes-Merton pricing model.  These awards vest ratably over a 4-year period. The Company recorded expense related to these stock option awards of $54,030 and $383,074 for the nine months ended September 30, 2011 and 2010, respectively.   The Company recorded expense related to these stock option awards of $30,265 and $159,003 for the three months ended September 30, 2011 and 2010, respectively. The Company made no stock option awards under the 2008 Stock Incentive Plan during the nine months ended September 30, 2011.

Note 7. Income Taxes

Realization of our net operating loss carryforwards and other deferred tax temporary differences are contingent upon future taxable earnings.  Our net deferred tax assets have been reduced fully by a valuation allowance, as realization is not considered to be more likely than not based on an assessment of the history of losses and the likelihood of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sufficient future taxable income.  Additionally, with the sale of our ECC subsidiary, a significant portion of our net operating loss carryforwards will be eliminated in this transaction.

We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. As of September 30, 2011, we are no longer subject to U.S. federal tax examinations for tax years before 2008.  We are subject to state tax audits until the applicable statutes of limitations expire.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of September 30, 2011, there were no such items accrued and we had no unrecognized tax benefits.  We do not expect any material changes in our unrecognized tax positions over the next 12 months.

Note 8.  Related Party Transactions

On September 2, 2011 the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC to Jamie and Jennifer Mancl and their affiliated entities (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC Sale”).  On October 21, 2011, the Company completed the ECC Sale.  Upon the closing of the ECC Sale, the 24,039,180 shares surrendered by the Mancls were cancelled and the number of shares of the Company outstanding was reduced to 22,720,228.

Immediately prior to the closing of the sale of ECC, Jamie Lee Mancl and Jennifer Lynn Mancl were officers and directors of both the Company and ECC and owned beneficially approximately 52.6% of the outstanding shares of the Company.

The Stock Purchase Agreement was filed as an exhibit to the Company’s current report on Form 8-K on August 19, 2011.

Note 9.  Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, in the opinion of management, the resolution of such matters will not have a material effect on the Company’s financial position, results of operations, or cash flow.

Note 10.  Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended September 30, 2011 and 2010:

	2011	2010
Basic earnings (loss) per share calculations:
Net income (loss) from continuing operations to common shareholders	$(3,147,227)	$(420,023)
Net income (loss) from discontinued operations to common shareholders	(965,517)	(696,109)
Net income (loss) to common shareholders	$(4,112,744)	$(1,116,132)

Weighted average of common shares outstanding	46,758,893	43,704,159

Basic net earnings (loss) per share from continuing operations	$(0.07)	$(0.01)
Basic net earnings (loss) per share from discontinued operations	(0.02)	(0.02)
Basic net earnings (loss) per share	$(0.09)	$(0.03)

Diluted earnings (loss) per share calculations:
Net income (loss) from continuing operations to common shareholders	$(3,147,227)	$(420,023)
Net income (loss) from discontinued operations to common shareholders	(965,517)	(696,109)
Net income (loss) to common shareholders	$(4,112,744)	$(1,116,132)

Weighted average of common shares outstanding	46,758,893	43,704,159
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average of common shares outstanding	46,758,893	43,704,159

Diluted net earnings (loss) per share from continuing operations	$(0.07)	$(0.01)
Diluted net earnings (loss) per share from discontinued operations	(0.02)	(0.02)
Diluted net earnings (loss) per share	$(0.09)	$(0.03)

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the nine months ended September 30, 2011 and 2010:

	2011	2010
Basic earnings (loss) per share calculations:
Net income (loss) from continuing operations to common shareholders	$(4,634,368)	$(1,007,114)
Net income (loss) from discontinued operations to common shareholders	(1,729,601)	(2,340,849)
Net income (loss) to common shareholders	$(6,363,969)	$(3,347,963)

Weighted average of common shares outstanding	46,717,061	42,723,134

Basic net earnings (loss) per share from continuing operations	$(0.10)	$(0.02)
Basic net earnings (loss) per share from discontinued operations	(0.04)	(0.06)
Basic net earnings (loss) per share	$(0.14)	$(0.08)

Diluted earnings (loss) per share calculations:
Net income (loss) from continuing operations to common shareholders	$(4,634,368)	$(1,007,114)
Net income (loss) from discontinued operations to common shareholders	(1,729,601)	(2,340,849)
Net income (loss) to common shareholders	$(6,363,969)	$(3,347,963)

Weighted average of common shares outstanding	46,717,061	42,723,134
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Diluted weighted average of common shares outstanding	46,717,061	42,723,134

Diluted net earnings (loss) per share from continuing operations	$(0.10)	$(0.02)
Diluted net earnings (loss) per share from discontinued operations	(0.04)	(0.06)
Diluted net earnings (loss) per share	$(0.14)	$(0.08)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)
At September 30, 2011 and 2010, there were outstanding convertible debentures equivalent to 410,000 and 492,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)
At September 30, 2011 and 2010, there were outstanding warrants equivalent to 2,311,671 and 2,311,671 common shares, respectively. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)
At September 30, 2011 and 2010, there were outstanding options equivalent to 260,750 and 630,000 common shares, respectively.  The options are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

Note 11. Subsequent Events

On October 21, 2011, the Company completed the sale of its wholly-owned subsidiary, ECC Corrosion, Inc. to the Mancls (majority shareholders) in exchange for substantially all of the Mancls’ 24,039,180 shares of the registrant’s common stock, pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC Sale”).  Upon the closing of the ECC Sale, the shares surrendered by the Mancls were cancelled and the number of shares of the Company outstanding was reduced to 22,720,228.

Immediately prior to the closing of the sale of ECC, Jamie Lee Mancl and Jennifer Lynn Mancl were officers and directors of both the Company and ECC and owned beneficially approximately 52.6% of the outstanding shares of the Company.

The Stock Purchase Agreement was filed as an exhibit to the Company’s current report on Form 8-K on August 19, 2011.

All of the officers and directors of the Company resigned as of October 21, 2011, with the exception of Samuel W. Fairchild.  The number of directors has been reduced to three and Mr. Fairchild, as the remaining director, has appointed Mark Huelskamp and Michael Murray to fill the two vacancies on the board.  Mr. Fairchild will serve as the Company’s President and Interim Chief Financial Officer and Mr. Murray will serve as the Company’s corporate Secretary.

There was no arrangement or understanding between Messrs. Huelskamp and Murray and the Company, pursuant to which they were selected as directors.

Effective October 17, 2011, the registrant’s Articles of Incorporation were amended to change the name of the Company to “Trailblazer Resources, Inc.”

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

Overview

Trailblazer Resources, Inc., formerly Energy Composites Corporation (“we,” “us,” “our,” or the “Company”), a Nevada corporation, currently has no business operations.

The Company had one operating subsidiary, ECC Corrosion, Inc. (“ECC-C”), which was sold on October 21, 2011.  This was due to the continuing losses that the Company had incurred since the reverse acquisition in October 2008.  Formerly known as Advanced Fiberglass Technologies (“AFT”), ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie Lee Mancl, M&W was the operating entity that developed and operated AFT’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  M&W, solely owned by Jamie Lee Mancl, retained ownership of AFT’s former manufacturing facility.  In February 2007, M&W sold AFT’s former manufacturing facility to the city of Wisconsin Rapids.  M&W and AFT then purchased and developed our current manufacturing facility by obtaining $4,000,000 of financing in the form of industrial revenue bonds.  On December 31, 2008, we purchased the manufacturing facility from M&W by assuming the industrial revenue bonds, paying M&W $500,000 in cash and delivering a promissory note to M&W for $1,045,328.   On September 1, 2010, AFT changed its name to ECC Corrosion, Inc.

On October 21, 2011, the Company sold all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock (the “ECC-C Sale”).  These shares were then cancelled, reducing the number of shares issued and outstanding of the Company to 22,720,228.  In addition, we changed the name of the Company to “Trailblazer Resources, Inc.” effective October 17, 2011.

Results of Operations

We have presented all results of operations, assets and liabilities of ECC-C for all periods presented as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.

Selling, general and administrative expenses

We do not generate any revenues, but incur general and administrative expenses related to our status as a publicly-held company, such as legal and accounting fees along with transfer agent fees.

Total selling, general and administrative expenses were $3,069,157 and $4,320,714 for the three and nine months ended September 30, 2011, respectively, as compared to $265,641 and $495,542 for the comparable 2010 periods.

For the three and nine months ended September 30, 2011, legal and accounting fees were $269,183 and $292,132, respectively.  Such fees were unusually high for the three-month period due to the ECC-C Sale, as we prepared a proxy statement and held a special stockholders’ meeting to approve the ECC-C Sale.  In comparison, we incurred $27,768 and $138,410 for the three and nine months ended September 30, 2010, respectively.

In addition, we recorded $2,835,000 and $3,969,000 of consulting expense amortization for the three and nine months ended September 30, 2011.  We issued 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority stockholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000.  The expense was being amortized over the 25-month period of the contract but was written off in its entirety on September 30, 2011 because there will be no further value to the Company as a shell.  For the three and nine months ended September 30, 2010, consulting amortization expense was $189,000.

We also incurred ($37,500) and $52,500 for director stock compensation for the three and nine months ended September 30, 2011, respectively.  At September 30, 2011, the total amount accrued was $182,000, of which $150,000 was settled with 100,000 shares of common stock subsequent to September 30, 2011.  For the three and nine months ended September 30, 2010, we incurred director compensation of $45,000 and $96,875, respectively.

Other income (expense)

Other income and expense consists of interest income and interest expense which includes non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt.  Total interest expense for the three months ended September 30, 2011 and 2010 was $78,070 and $154,382, respectively.  Total interest expense for the nine months ended September 30, 2011 and 2010 was $313,654 and $511,572, respectively. Interest expense has been decreasing due to the debt conversions that have taken place during this past year.

Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $61,133 and $131,400 for the three months ended September 30, 2011 and 2010, respectively.  Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $260,130 and $431,735 for the nine months ended September 30, 2011 and 2010, respectively.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was more likely than not, that the net deferred tax assets will not be realized. Since 2009, the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the nine months ended September 30, 2011 and 2010.

Net loss from continuing operations

The Company’s net loss from continuing operations increased to $3,147,227 during the three months ended September 30, 2011 from $420,023 during the three months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, our net loss from continuing operations was $4,634,368 and $1,007,114, respectively. The increase in our net loss for the three and nine month periods were due to the costs of undertaking the ECC-C Sale, and the write-off of the remaining balance of the prepaid consulting contract.

Discontinued operations

The operations of ECC-C are reflected as discontinued operations.  As described in Note 2 to the Notes to Consolidated Financial Statements, ECC-C suffered decreases in revenues for both the three and nine-month periods ended September 30, 2011 of $742,164 (40% decrease from 2010) and $1,352,891 (29% decrease from 2010), respectively.  ECC-C had decreases in gross profit for the three and nine-month periods in 2011 of $247,643 (64% decrease from 2010) and $656,860 (60% decrease from 2010), respectively.  During the three months ended September 30, 2011, selling, general and administrative expenses were $1,031,585, as compared to $1,005,440 in 2010.  For the nine months ended September 30, 2011, selling, general and administrative expenses were $1,942,258, as compared to $3,173,553 in 2010.  Accordingly, the loss for the three and nine months ended September 30, 2011 was $965,517 and $1,729,601, respectively, as compared to $696,109 and $2,340,849, respectively, for the comparable 2010 periods.

Net loss

The Company’s loss increased to $4,112,744 during the three months ended September 30, 2011 from $1,116,132 during the three months ended September 30, 2010 due to the factors described above.  The net loss for the nine-month period ended September 30, 2011 and 2010 were $6,363,969 and $3,347,963, respectively.

Liquidity and Capital Resources

At September 30, 2011, the corporate shell Company had no cash and a working capital deficiency of $1,415,990.

Operating Cash Flows

Operating activities provided $265,387 in cash during the nine months ended September 30, 2011 compared to $127,753 during the nine months ended September 30, 2010, primarily due to the increased non-cash adjustments to reconcile net loss to net cash, the most significant of which is amortization of prepaid consulting expense in the amount of $3,969,000. A majority of the cash flow was due from receiving customer advances from one significant customer.

Investing Cash Flows

Investing activities used $189,265 and $228,418 of cash for the nine months ended September 30, 2011 and 2010, respectively.  The primary use of cash in investing activities in 2011 was additional manufacturing equipment in our corrosion business offset by proceeds received from the land sale back to the City of Wisconsin Rapids.  The primary use of cash in investing activities in 2010 was the purchase of additional manufacturing equipment supporting plant and field service activities, as well as the purchase of office equipment for added office staff positions.

Financing Cash Flows

Financing activities provided $63,276 during the nine months ended September 30, 2011.  $877,272 was added in new long-term debt agreements, which were used toward the repayment of $861,019 of short term notes and long-term debt.  For the nine months ended September 30, 2010, financing activities used $55,748 in cash comprised of $590,823 of cash received from the exercise of stock warrants and $466,430 from the proceeds of stock issuances, offset by net payments on short-term debt and lines of credit totaling $753,512 and net payments on long-term debt of $359,489.

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

At September 30, 2011, Debentures totaling $1,025,000 remain outstanding on the shell company's balance sheet and have or will become due during the third and fourth quarters of 2011.  $5,345,000 of Debentures has been converted to common stock as of September 30, 2011.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures.  Since the Company does not have the capital resources to repay these Debentures currently it will attempt to convert, extend or otherwise renegotiate their terms.

Going Forward

The illiquidity suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company.  This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability.  The Company will still need to convert, extend or otherwise renegotiate the terms of the Debentures described above. The Company is looking to receive limited funds from a shareholder to continue to operate as a public company while the Company looks for a target business. No terms have been formalized with this shareholder at this time.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

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

As of September 30, 2011, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  Both the Company and ECC-C continued to experience a lack of cash during the quarter ended September 30, 2011 and continuing through the sale of ECC-C on October 21, 2011, which prevented us from being able to hire personnel to perform the work necessary to permit a timely filing of this report without an extension of time.  The preparation of this report was further complicated by the disclosures triggered by the sale of ECC-C and presentation of this event as discontinued operations.

Notwithstanding the deficiencies described above, our President and Interim Chief Financial Officer concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time ECC-C was involved in litigation and other proceedings arising in the ordinary course of its business, including actions with respect to contract claims, labor and employment claims and other matters.

Item 1A.    Risk Factors

Not applicable to smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2011, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
July 6, 2011	19 accredited investors	5,246 shares of common stock	$13,089 of accrued interest paid to debenture holders
August 29, 2011	1 accredited investor	20,194 shares of common stock	Conversion of $50,000 Debenture principal and $485 of accrued interest
September 28, 2011	1 accredited investor	20,293 shares of common stock	Conversion of $50,000 Debenture principal and $732 of accrued interest

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

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       (Removed and Reserved)

Item 5.       Other Information

None.

Item 6.       Exhibits

Regulation S-K Number	Document
3.1	Articles of Merger effective October 14, 2008 (1)
3.2	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.3 3.4	Amended and Restated Bylaws adopted October 14, 2008 (1) Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	Share Exchange Agreement dated June 26, 2008 (4)
10.2	First Amendment to Share Exchange Agreement dated August 8, 2008 (5)
10.3	2008 Stock Incentive Plan (1)
10.4	Industrial Development Revenue Bonds, Bond Agreement dated February 28, 2007 (1)
10.5	Industrial Development Revenue Bonds, Promissory Note 2007A dated February 28, 2007 (1)
10.6	Industrial Development Revenue Bonds, Promissory Note 2007B dated February 28, 2007 (1)
10.7	Industrial Development Revenue Bonds, Promissory Note 2007C dated February 28, 2007 (1)
10.8	Industrial Development Revenue Bonds, Credit Agreement dated February 28, 2007 (1)
10.9	Industrial Development Revenue Bonds, Construction Mortgage, Assignment Of Leases And Rents and Fixture Filing dated February 28, 2007 (1)
10.10	Industrial Development Revenue Bonds, Security Agreement dated February 28, 2007 (1)
10.11	Option Agreement dated June 18, 2008 (1)
10.12	Purchase and Supply Agreement dated October 13, 2008 (1)
10.13	Unsecured Promissory Note dated December 31, 2008 (6)
10.14	Assignment and Assumption Agreement dated December 31, 2008 (7)
10.15	Amendment to the Credit Agreement dated March 13, 2009 (8)
10.16	Employee Stock Purchase Plan (9)
10.17	Debt Exchange Agreement (10)
10.18	Stock Purchase Agreement (11)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 26, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated June 26, 2008, filed June 27, 2008.
(5)	Filed as an exhibit to the Definitive Information Statement on Schedule 14C, filed September 24, 2008.
(6)	Filed as an exhibit to the Current Report on Form 8-K/A dated December 31, 2008, filed January 26, 2009.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated December 31, 2008, filed January 6, 2009.
(8)	Filed as an exhibit to the Annual Report for the year ended December 31, 2008 on Form 10-K filed March 31, 2009.
(9)	Filed as an exhibit to the Current Report on Form 8-K dated June 2, 2009, filed June 5, 2009.
(10)	Filed as an exhibit to the Current Report on Form 8-K dated August 13, 2010, filed August 19, 2010.
(11)	Filed as an exhibit to the Current Report on Form 8-K dated August 18, 2011, filed August 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER RESOURCES, INC.

Dated: November 21 , 2011	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer