Form 10-K
period 2011-12-31
TRAILBLAZER RESOURCES INC.
filed 2012-03-30
CIK 1119807

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52397

TRAILBLAZER RESOURCES, INC.
(formerly Energy Composites Corporation)
(Exact name of registrant as specified in its charter)

Nevada	88-0409170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2520 St. Rose Parkway, Suite 319, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 787-5439

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $10,172,590 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  23,019,175 shares as of March 21, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements”.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	the lack of liquidity of our common stock;
•	the availability of capital and sufficiency of our working capital;
•	our ability to identify and acquire a viable business opportunity;
•	our ability to recruit and retain skilled and qualified personnel;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report.

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

TRAILBLAZER RESOURCES, INC.

ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2011

PART I
Item 1.       Business.

Overview and History

Trailblazer Resources, Inc. (“we,” “us,” “our,” or the “Company”) currently is a holding company with no ongoing business operations.   We were incorporated on October 29, 1992 under the laws of the State of Nevada.  Prior to October 14, 2008, we were defined as a “shell” company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.  As of October 14, 2008, we completed a reverse acquisition of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).  Pursuant to the reverse acquisition, we issued 28,750,000 shares of our common stock to AFT’s shareholders (approximately 72% of the then issued and outstanding common stock) and AFT’s shareholders gained voting control of our Company.  As a result of the reverse acquisition, we were no longer considered a “shell” company and AFT became our wholly-owned subsidiary.  On August 23, 2010, AFT changed its name to ECC Corrosion, Inc. (“ECC-C”).

ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie and Jennifer Mancl, M&W was the operating entity that developed and operated ECC-C’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: ECC-C.

On December 15, 2008, we closed a private offering of units consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2011, Debentures in the total principal amount of $5,695,000 have been converted into common stock of the Company.  The number of shares of common stock issued as principal and interest for these conversions has totaled 2,390,882 shares.

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

On August 23, 2010, the Company entered into a Subscription Agreement with Jamie L. Mancl, pursuant to which Mr. Mancl agreed to make a $450,000 equity investment in the Company.  Pursuant to the agreement, Mr. Mancl purchased 180,000 shares of the Company's common stock at a price of $2.50 per share.

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

On September 2, 2011 the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities who were the majority shareholders of the Company (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC-C Sale”).  This decision was made due to the continuing operating losses that had been incurred since the reverse acquisition of AFT on October 14, 2008.  As additional funding was going to be required, it was determined to be in the best interests of the Company to dispose of this operating subsidiary.  On October 21, 2011, the Company completed the ECC-C Sale and the Company cancelled 24,039,180 shares of the Company that had been owned by the Mancls.  We changed the name of the Company to Trailblazer Resources, Inc. effective October 17, 2011.

On December 15, 2011, the Board of Directors extended the expiration date of the remaining 2,311,671 Warrants that had been issued in connection with the convertible Debentures in 2008 to December 31, 2012 and reduced the exercise price to $1.50 per share.

Our Plan of Operations

Due to the disposition of ECC-C, our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable acquisition target for the Company.

We will not be able to pursue any new business opportunities without additional financing.  Accordingly, we have entered into an agreement with a consulting firm controlled by shareholders of the Company that will advance the funds necessary to pay our legal and accounting professionals and others to keep our public company status in good standing, as part of their services to be rendered.  This firm has agreed to accept 5,000,000 restricted shares of our common stock as compensation.  We will reimburse the consulting firm for any fees and expenses advanced on our behalf when we have the funds available to do so.

Employees

At March 23, 2012, we did not have any employees.

Item 1A.        Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.        Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.           Properties.

Until such time as we pursue a new business opportunity, we are using the offices of our registered agent in Nevada as the offices of the Company.

Item 3.           Legal Proceedings.

We are not currently involved in any pending or threatened legal proceedings.

Item 4.           Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From July 17, 2007 to February 22, 2011, our common stock was quoted and traded on the OTC Bulletin Board.  Since February 23, 2011, our common stock has traded on the OTCQB due to quoting inactivity under SEC Rule 15c2-11.  The trading symbol was changed from “LPME” to “ENCC” effective October 15, 2008 and to “TBLZ” effective October 27, 2011.  The following table sets forth the range of high and low bid quotations for each quarter for our last two completed fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.
	Bid Prices ($)
	High	Low
2010 Fiscal Year:
March 31, 2010	$3.69	$3.50
June 30, 2010	$2.00	$1.75
September 30, 2010	$1.40	$1.40
December 31, 2010	$1.20	$0.85

2011 Fiscal Year:
March 31, 2011	$1.10	$0.30
June 30, 2011	$1.50	$0.20
September 30, 2011	$0.85	$0.30
December 31, 2011	$1.01	$0.10

On March 23, 2012, the closing bid price for the common stock was $0.27.

Holders

The number of record holders of our common stock, as of March 21, 2012, was 174 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2011, we issued and sold the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
October 27, 2011	4 directors and 2 employees	124,834 shares of common stock	$235,484 of accrued compensation
November 22 – December 31, 2011	4 accredited investors	141,392 shares of common stock	$353,477 of accrued interest and principal paid to debenture holders

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

The Company had one operating subsidiary, ECC Corrosion, Inc. (“ECC-C”), which was sold on October 21, 2011. This was due to the continuing losses that the Company had incurred since the reverse acquisition in October 2008. Formerly known as Advanced Fiberglass Technologies (“AFT”), ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”). Founded in 1995 by Jamie and Jennifer Mancl, M&W was the operating entity that developed and operated AFT’s business. In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  On September 1, 2010, AFT changed its name to ECC Corrosion, Inc.

On October 21, 2011, the Company sold all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock (the “ECC-C Sale”). These shares were then cancelled, reducing the number of shares issued and outstanding of the Company to 22,752,949. In addition, we changed the name of the Company to “Trailblazer Resources, Inc.” effective October 17, 2011.

Results of Operations

We have presented all results of operations, assets and liabilities of ECC-C for all periods presented as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.

General and administrative expenses

We currently do not generate any revenues, but incur general and administrative expenses related to our status as a publicly-held company, such as legal and accounting fees along with transfer agent fees.

Total general and administrative expenses were $4,296,771 for the fiscal year ended December 31, 2011, as compared to $1,346,642 for the comparable 2010 period.

For the 2011 fiscal year, legal and accounting fees were $258,466.  Such fees were significantly higher than in 2010 ($178,812) due to the ECC-C Sale, as we prepared a proxy statement and held a special stockholders’ meeting to approve the ECC-C Sale.

A significant portion of the Company’s general and administrative expenses is due to $3,969,000 of consulting expense amortization for the 2011 fiscal year. In 2010, we issued 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority stockholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012. These shares were valued at $4,725,000. The expense was being amortized over the 25-month period of the contract but was written off in its entirety in 2011 because it was determined that the financial advisory consulting services would be of no further value to the Company as a shell. For the 2010 fiscal year, consulting amortization expense was $756,000.

We also incurred $52,500 for director stock compensation for the 2011 fiscal year, as compared to $192,375 for the 2010 fiscal year.  Due to the Company divesting all of its operations during 2011, the Board of Directors agreed to stop receiving compensation for their services effective May 31, 2011.

Other income (expense)

Other income and expense consists of interest income and interest expense which includes non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt. Total interest expense for the 2011 fiscal year was $327,994, as compared to $607,267 for the 2010 fiscal year.  Interest expense has been decreasing due to the debt conversions that have taken place during this past year.

Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $260,130 and $526,098 for 2011 and 2010, respectively.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was deemed more likely than not, that the net deferred tax assets would not be realized. Since 2009, the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the years ended 2011 and 2010.

Net loss from continuing operations

The Company’s net loss from continuing operations was $4,624,765 in 2011 as compared to $1,953,909 in 2010.  The increase in our net loss was primarily due to the costs of undertaking the ECC-C Sale, and the write-off of the remaining balance of the prepaid consulting contract, offset partially by a decrease in interest expense.

Discontinued operations

The operations of ECC-C are reflected as discontinued operations. As described in Note 2 to the Notes to Consolidated Financial Statements, ECC-C suffered decreases in revenues for the period from January 1, 2011 to October 21, 2011 compared to the prior period.  The operations continued to struggle prior to the divestiture on October 21, 2011.  The loss for the period from January 1, 2011 to October 21, 2011 was $1,849,905, as compared to $2,965,718 for the year ended December 31, 2010.

Net loss

The Company’s overall net loss increased to $6,474,670 in 2011 from $4,919,627 in 2010 due to the factors described above.

Liquidity and Capital Resources

At December 31, 2011, the corporate shell Company had no cash and a working capital deficiency of $1,009,144.

Operating Cash Flows

Operating activities provided $43,069 in cash during the 2011 fiscal year compared to $146,548 used during the 2010 fiscal year, primarily due to the increased non-cash adjustments to reconcile net loss to net cash, the most significant of which is amortization of prepaid consulting expense in the amount of $3,969,000. A majority of the cash flow was due from receiving customer advances from one significant customer.

Investing Cash Flows

Investing activities used $199,039 and $358,863 of cash for the years ended December 31, 2011 and 2010, respectively.  The primary uses of cash were for the purchase of equipment of $248,030 and $358,863 for 2011 and 2010, respectively.

Financing Cash Flows

Financing activities provided $149,251 during the 2011 fiscal year. $877,272 was added in new long-term debt agreements, which was used toward the repayment of $745,314 of short term notes, line of credit and long-term debt. For the 2010 fiscal year, financing activities used $62,775 in cash comprised of $590,823 of cash received from the exercise of stock warrants and $450,000 from the proceeds of stock issuances, offset by net payments on short-term debt and lines of credit totaling $648,612 and payments on long-term debt of $471,416.

Debenture Financing

From August 2008 to December 2008, we raised $6,370,000 by selling units, each unit consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”). The Debentures sold included the issuance of 2,548,000 Warrants. Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share. The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or dividend of our common stock.

At December 31, 2011, Debentures totaling $675,000 remain outstanding on the shell company's balance sheet and were due.  Debentures in the aggregate principal amount of $5,695,000 have been converted to common stock as of December 31, 2011. Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Going Forward

The illiquidity suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company. This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability. The Company will still need to convert, extend or otherwise renegotiate the terms of the Debentures described above. The Company is looking to receive limited funds from a shareholder to continue to operate as a public company in good standing while the Company looks for a target business; however, there is no guarantee that the Company will be able to obtain an adequate amount of funding. No terms have been formalized with this shareholder at this time.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements.

Item 7A.         Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.            Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trailblazer Resources, Inc.

We have audited the accompanying consolidated balance sheets of Trailblazer Resources, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  Trailblazer Resources, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailblazer Resources, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2011 and 2010, had an accumulated deficit at December 31, 2011 and at October 21, 2011, the Company has no foreseeable source of revenue.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann & Pieper LLC

Edina, Minnesota
March 30, 2012

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Prepaid consulting expense	$-	$2,268,000
Current assets of discontinued operations	-	1,535,716
Total current assets	-	3,803,716

Property and equipment of discontinued operations, net	-	6,237,215

Other assets:
Prepaid consulting expense, net of current portion	-	1,701,000
Other assets from discontinued operations	-	49,669
	-	1,750,669
Total assets	$-	$11,791,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt obligations	$675,000	$969,870
Accounts payable	186,467	97,039
Advances from shareholders	55,950	-
Accrued expenses	91,727	129,500
Current liabilities of discontinued operations	-	6,315,470
Total current liabilities	1,009,144	7,511,879
Long-term liabilities of discontinued operations	-	525,317

Total liabilities	1,009,144	8,037,196

Stockholders' equity (deficit):
Common stock - $.001 par value; 100,000,000 shares
authorized, 23,019,175 and 46,659,800 shares issued
and outstanding, respectively	23,020	46,661
Additional paid-in capital	20,311,309	18,576,546
Accumulated deficit	(21,343,473)	(14,868,803)
Total stockholders' equity (deficit)	(1,009,144)	3,754,404

Total liabilities and stockholders' equity (deficit)	$-	$11,791,600

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2011	2010

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses	4,296,771	1,346,642

Loss from operations	(4,296,771)	(1,346,642)

Other income (expense):
Interest expense	(327,994)	(607,267)
Interest income	-	-

Total other income (expense)	(327,994)	(607,267)

Loss from continuing operations before income taxes	(4,624,765)	(1,953,909)

Income tax provision (benefit)	-	-

Net loss from continuing operations	(4,624,765)	(1,953,909)

Discontinued operations:
Loss from discontinued operations, net of tax	(1,849,905)	(2,965,718)

Net loss	$(6,474,670)	$(4,919,627)

Net loss per common share - basic and diluted:
Continuing operations	$(0.11)	$(0.04)
Discontinued operations	(0.04)	(0.07)
Net loss per common share - basic and diluted:	$(0.15)	$(0.11)

Weighted average shares outstanding - basic and diluted	42,028,798	43,715,761

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2011 and 2010

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance at December 31, 2009	42,115,205	$42,115	$10,365,292	$(9,949,176)	$458,231

Convertible debt converted to common stock	66,000	66	164,934		165,000
Stock issued for interest owed on convertible debt	27,538	27	68,689		68,716
Restricted stock issued upon warrant exercise	236,329	237	590,586		590,823
Restricted stock issued upon equity contribution	180,000	180	449,820		450,000
Restricted stock issued as employee compensation	18,337	18	74,982		75,000
Restricted stock issued as directors' compensation	33,730	34	131,841		131,875
Restricted stock issued upon debt and accrued interest exchange	597,996	599	1,494,389		1,494,988
Restricted stock issued as consultant compensation	3,375,000	3,375	4,721,625		4,725,000
Stock issued under Employee Share Purchase Plan	9,665	10	19,320		19,330
Stock options compensation expense			495,068		495,068
Net loss				(4,919,627)	(4,919,627)

Balance at December 31, 2010	46,659,800	46,661	18,576,546	(14,868,803)	3,754,404

Convertible debt converted to common stock	222,000	222	554,778		555,000
Stock issued for interest owed on convertible debt	19,386	19	48,369		48,388
Restricted stock issued as employee compensation	24,834	25	85,459		85,484
Restricted stock issued as directors' compensation	100,000	100	149,900		150,000
Stock issued under Employee Share Purchase Plan	32,335	32	20,313		20,345
Stock options compensation expense			(239)		(239)
Shares returned and retired upon divestiture of ECC-C
operationg entity to the majority shareholder	(24,039,180)	(24,039)	876,183	-	852,144
Net loss				(6,474,670)	(6,474,670)

Balance at December 31, 2011	23,019,175	$23,020	$20,311,309	$(21,343,473)	$(1,009,144)

See notes to the consolidated financial statements.

TRAILBLAZERS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(6,474,670)	$(4,919,627)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	392,138	471,288
Provision for losses on accounts receivable	309,635	12,090
(Gain) loss on asset disposal	258,546	3,206
Amortization of debt discount for imputed interest	3,716	4,293
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	260,130	526,098
Amortization of prepaid consulting expense	3,969,000	756,000
Discount for stock sold under employee stock purchase plan	3,052	2,900
Stock issued for interest payments	48,388	92,934
Stock issued for employee and director compensation	235,484	206,875
Stock option compensation expense	(239)	495,068
Changes in operating assets and liabilities:
Accounts receivable, net	301,139	1,665,684
Accounts receivable - related party	-	1,860
Inventories, net	(2,516,064)	(16,014)
Other current assets	38,524	35,287
Accounts payable	325,896	796,749
Accounts payable - related party	(77,580)	(5,344)
Accrued expenses	(41,136)	54,970
Accrued payroll and payroll taxes	(135,953)	(5,165)
Customer deposits	3,143,063	(32,604)
Net cash provided by operating activities	43,069	146,548

Cash flows from investing activities:
Purchase of property and equipment	(248,030)	(358,863)
Cash divested with discontinued operations	(9,658)	-
Proceeds from sale of property and equipment	58,649	-
Net cash used in investing activities	(199,039)	(358,863)

Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	(113,900)	(3,612)
Net borrowings (repayments) from short-term notes payable	(171,403)	(645,000)
Proceeds from long-term debt	877,272	-
Payments on long-term debt	(460,011)	(471,416)
Proceeds from stock purchase	-	450,000
Proceeds from exercise of warrants	-	590,823
Proceeds from employee stock purchase plan	17,293	16,430
Net cash provided by (used in) financing activities	149,251	(62,775)
Net increase (decrease) in cash and cash equivalents	(6,719)	(275,090)

Cash and cash equivalents:
Beginning of period	6,719	281,809
End of period	$-	$6,719

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Trailblazer Resources, Inc., formerly Energy Composites Corporation (the “Company”), currently is a holding company with no ongoing business operations, but a public company shell that is seeking a business opportunity.

The Company formerly engaged in the manufacture, sale, installation and service of fiberglass tank and piping products through ECC Corrosion, Inc. (“ECC-C”), a former wholly owned subsidiary of the Company. On September 2, 2011, the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities who are the majority shareholders of the Company (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC-C Sale”). On October 21, 2011, the Company completed the ECC-C Sale. Accordingly, the results of operations, assets and liabilities of ECC-C for all periods presented are classified as discontinued operations (see further disclosure in Note 2).

Principles of Consolidation

The accompanying consolidated financial statements and discontinued operations disclosures include the accounts of the Company and its previously wholly-owned subsidiaries ECC-C, formerly known as Advanced Fiberglass Technologies, Inc. (“AFT”), and Innovative Composite Solutions, LLC (“ICS”), after elimination of all intercompany accounts, transactions, and profits.

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

Concentrations of Risk

Cash Deposits: The Company maintained its cash in high-quality financial institutions.  The balances, at times, may exceed the federally insured limits.

Cash and Cash Equivalents

For purposes of balance sheet presentation, the Company considers all unrestricted demand deposits, money market funds, savings funds and investments with an original maturity of three months or less to be cash and cash equivalents.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and current aging analysis. The Company reviews its allowance for doubtful accounts monthly. Individual accounts with past due balances over 90 days are specifically reviewed for collectability. All other balances are reviewed on a pooled basis.  Account balances are charged off against accounts receivable, as bad debts, after all means of collection have been exhausted and the potential for recovery is considered remote.  Finance charges are accrued monthly, but not recognized on past due trade receivables until management determines that such charges will be collected.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) basis.  Reserves are recorded for estimated excess and obsolete inventories based primarily on forecasts of product demand and estimated production requirements.

Inventories consisted of raw materials and work-in-process. Raw materials consist of components and parts for general production use.  Work-in-process consists of labor and overhead, processing costs, purchased subcomponents and materials purchased for specific customer orders.

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

Impairment of Long-lived Assets

The recoverability of intangible assets and other long-lived assets is assessed periodically or whenever adverse events or changes in circumstances or business climate indicate that the expected cash flows previously anticipated warrant a reassessment.  When such reassessments indicate the potential of impairment, all business factors are considered and, if the carrying value of such intangible assets and other long-lived assets are not likely to be recovered from future undiscounted operating cash flows, they will be written down for financial reporting purposes to their fair values.  There were no impairment charges related to intangible or other long-lived assets for the years ended December 31, 2011 and 2010.

Revenue Recognition

Currently, the Company has no revenue generating activities. The Company previously derived revenue primarily from the sale of ECC-C’s manufactured products (tanks, piping, & ductwork), installation of those tanks on occasion and service/repair.  Revenue was recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, transfer of title has occurred, services have been rendered or delivery has occurred per contract terms and collection of the related receivable is reasonably assured. At times, customer deposits and other receipts are received and are deferred and recognized as revenue when earned.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most of the ECC-C’s products were sold without installation services included.  Revenue for product only sales was generally recognized at the time of shipment and if all other contractual obligations have been satisfied.  When ECC-C provided a combination of products and installation services, the product and installation components of these multiple deliverable arrangements were considered separate units of accounting. The value of these separate units of accounting was determined based on their relative fair values determined on a stand-alone basis. Most installation work was generally done in a short period of time after the product was manufactured (generally less than 30 days) and the corresponding revenue was recorded upon the completion of the installation and when all contractual obligations have been met.

For any service/repair, most work was performed on a time and material basis and revenue was recognized upon performance.

Product Warranty Liability

ECC-C offered a standard two year warranty for product and service sales. In certain cases, ECC-C had offered warranty periods greater than two years.  Accruals necessary for product warranties were estimated based upon historical warranty costs.

Cost of Sales

The ECC-C’s cost of sales represented all direct and indirect costs associated with the production of products for sale and services to our customers. This included operation and maintenance of our equipment, direct and indirect labor and benefits, repairs and maintenance of our equipment, insurance, rentals, freight in, freight out, and depreciation.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2011 and 2010.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2010.

Segment Reporting

Through October 21, 2011, the Company provided products and services from one reportable operating segment, Industrial Tank and Piping. The results of the distribution company, ICS, for 2010 were immaterial to the financial statements and the operating activities of that separate subsidiary were discontinued in 2010. There was no ICS activity for 2011.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expense amounted to $1,057 and $18,130 for the years ended December 31, 2011 and 2010, respectively.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based compensation activity during 2011 and 2010 is further described in Note 7.

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments included on the Company’s balance sheet and in discontinued operations approximates their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2011 and 2010, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

In June 2011, the FASB issued FASB Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which is now codified under FASB ASC Topic 220, Comprehensive Income.  This ASU gives entities two options for presenting the total of comprehensive income, the components of net income and the components of other comprehensive income.  The first option is a single, continuous statement of comprehensive income.  The second option is two separate, but consecutive statements.  In either option, the following must be presented: each component of and a total of net income; each component of and a total of other comprehensive income; and a total of comprehensive income.  The new guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity.  This ASU does not change the items which must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  FASB ASU 2011-05 should be applied retrospectively, and for public companies is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We are evaluating the disclosure options, and do not expect the adoption of this ASU to have an impact on our consolidated financial position, results of operations or cash flows.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Discontinued Operations

 On September 2, 2011, the Board of Directors of the Company approved, and on October 21, 2011, the Company completed the sale of its wholly-owned subsidiary, ECC-C to its majority shareholder group (the “Acquiror”) in exchange for substantially all (24,039,180 shares) of the Company’s common stock owned by the Acquiror (the “ECC-C Sale”). Upon the closing of the ECC-C Sale, the shares surrendered were cancelled and the number of shares of the Company’s outstanding stock was reduced to 22,752,949. Substantially all liabilities of ECC-C were assumed by the Acquiror and approval was received from ECC-C’s bank (secured creditor) to release the Company from their guarantee of the secured bank debt.  After the completion of this transaction, the Company has no ongoing activities and thus, has become a public company shell.

The Company’s consolidated financial statements and related footnote disclosures reflect the ECC-C business as discontinued operations.  The net loss associated with the ECC-C business for 2011 and 2010, net of applicable income taxes is shown as loss from discontinued operations for all periods presented in accordance with ASC 205-20. In addition, the assets and liabilities of the business for 2010 have been reclassified and presented as assets and liabilities of discontinued operations.

The assets and liabilities sold consist of all assets and liabilities shown below with respective carrying values of $8,801,506 and $9,653,650 as of October 21, 2011. The net balance of the assets and liabilities sold totaled $852,144 and was recorded as an increase to Additional Paid in Capital in equity since the sale was with a commonly controlled group. Therefore, no gain was recorded on the sale.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major classes of assets and liabilities of discontinued operations were as follows:

	October 21,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$9,658	$6,719
Accounts receivable, net	224,386	835,160
Inventories, net	3,125,065	609,001
Other current assets	46,312	84,836
Total current assets of discontinued operations	3,405,421	1,535,716

Property and equipment, net	5,352,120	6,237,215

Other assets:
Intangible assets, net	43,965	49,669
Total other assets	43,965	49,669

Total assets of discontinued operations	$8,801,506	$7,822,600

LIABILITIES
Current liabilities:
Current portion of long-term debt obligations	$4,212,111	$3,755,043
Line of credit	-	113,900
Short-term notes payable	403,597	575,000
Accounts payable	1,454,034	1,351,096
Accrued expenses	329,317	468,636
Customer deposits	3,194,858	51,795
Total current liabilities of discontinued operations	9,593,917	6,315,470

Long-term debt obligations, net of current portion	59,733	95,823
Deferred income - land purchase	-	429,494
Total long-term liabilities	59,733	525,317

Total liabilities of discontinued operations	$9,653,650	$6,840,787

Net assets (liabilities) of discontinued operations	$(852,144)	$981,813

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss from discontinued operations consists of the following:

	For the period
	from January 1,
	2011 to	Year ended
	October 21,	December 31,
	2011	2010
Revenue	$3,448,213	$6,092,742
Cost of goods sold	3,063,867	4,911,493
Gross profit	384,346	1,181,249
Seling, general and administrative expenses	2,001,395	3,804,863
Loss from operations	(1,617,049)	(2,623,614)
Interest expense	(232,856)	(342,104)
Loss from discontinued operations, before tax	(1,849,905)	(2,965,718)
Income tax provision (benefit)	-	-
Loss from discontinued operations, net of tax	$(1,849,905)	$(2,965,718)

Note 3.   Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2011, the Company had a working capital deficiency of $1,009,144, a net loss of $6,474,670 for the year ended December 31, 2011, and an accumulated deficit of $21,343,473.

The Company has limited financial resources, has been unprofitable since its inception and currently has no source of revenue generating activities.   These factors raise substantial doubt about its ability to continue as a going concern. Management plans to rely on advances from certain shareholders to fund its ongoing obligations, however, there is no guarantee that the Company will be able to obtain an adequate amount of funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Note 4.  Prepaid Consulting Expense

On August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share with the credit recorded to Common Stock and Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense.  The expense was being amortized over the 25-month period of the contract, but was written off in its entirety on September 30, 2011 because it was determined that the financial advisory consulting services would be of no further value to the Company as a shell.  For the years ended December 31, 2011 and 2010, consulting amortization expense was $3,969,000 and $756,000, respectively and is classified in general and administrative expenses.

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

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each Warrant was originally immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or other dividend of the Company’s Common Stock.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

The issued Warrants were deemed to have a relative fair market value of $4,068,422 which was recorded as a discount to the face value of the Debentures and as a credit to Additional Paid-In Capital and were accreted to interest expense over the 3-year term of the warrants using the effective interest method.  The Company used the Black-Scholes-Merton pricing model as a method for determining the estimated fair value of the Warrants. The discount was fully accreted as of December 31, 2011.

The proceeds of the Debentures were allocated based on the relative fair value of the Debentures and Warrants as of the commitment date.  The Company then calculated the intrinsic value of the beneficial conversion feature embedded in the Debentures and because the amount of the beneficial conversion feature exceeded the fair value allocated to the Debentures, the amount of the beneficial conversion feature to be recorded was limited to the proceeds allocated to the Debentures.  Accordingly, the beneficial conversion feature was calculated to be $2,301,578 and was recorded as an additional discount on the Debentures and a credit to Additional Paid-In Capital of $1,412,578 and a credit of $889,000 to deferred income tax liability.  The Company was accreting the beneficial conversion feature to interest expense over the 3-year term of the debt using the effective interest method. The beneficial conversion feature was fully accreted as of December 31, 2011.

The following table summarizes the convertible note balance as of December 31, 2011:

Balance at Jamuary 1, 2010	$608,772

Plus: accretion of original issue discount from warrants and beneficial conversion feature	526,098

Less: converstion of debt to common stock	(165,000)

Balance at December 31, 2010	969,870

Plus: accretion of original issue discount from warrants and beneficial conversion feature	260,130

Less: converstion of debt to common stock	(555,000)

Balance at December 31, 2010 (at face value)	$675,000

All outstanding convertible debentures at December 31, 2011 totaling $675,000 are past due and are currently due on demand.

The effective annual interest rate for the years ended December 31, 2011 and 2010 was 35% and 46%, respectively. The rate is higher than the stated rate of 6% due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 6.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company no longer had a cash account. Going forward, the Company will have ongoing professional fees due in connection with its public company status and certain of these expenses have been paid by a minority shareholder.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, $55,950 of the Company’s expenses have been paid on behalf of the Company by the minority shareholder. These advances are currently non-interest bearing.

Note 7.  Stockholders’ Equity

Converted Debt

In conjunction with the private placement of convertible debt in 2008, $555,000 and $165,000 of the debt was converted to common shares of the Company during the years ended December 31, 2011 and 2010, respectively, at $2.50 per share.  A total of 241,386 and 93,538 common shares were issued for the debt and related interest on the debt during the years ended December 31, 2011 and 2010, respectively.

Warrants

On March 8, 2010, the Board of Directors of the Company approved the temporary reduction of the exercise price of then currently outstanding Warrants from $5.00 per share to $2.50 per share to raise additional capital for the Company. The exercise price reduction was valid from March 22, 2010 through May 6, 2010.  Shares issued during the exercise price reduction period are restricted shares subject to SEC Rule 144.  After May 6, 2010, any outstanding Warrants reverted back to their original terms.  During the year ended December 31, 2010, the Company received $590,823 related to the exercise of 236,329 Warrants at $2.50 per share from current Warrant holders.

On December 15, 2011, the Board of Directors of the Company approved the extension of the expiration dates of the remaining Warrants to December 31, 2012 at a reduced exercise price of $1.50 per share in order to potentially raise capital in the future. As of December 31, 2011, there were 2,311,671 Warrants outstanding.

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

As detailed in Note 4, on August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 24, 2010 of $1.40 per share and recorded to Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense (current and long term asset).  The expense was being amortized over the 25-month period of the contract but was written off in its entirety in 2011 because there will be no further value to the Company as a shell.

 On April 28, 2010, the Company issued 18,337 restricted common shares to an officer valued at $75,000 for services rendered.  Of these shares, 9,168 shares (valued at $37,500) remain unvested until April 28, 2011 and were recorded as deferred compensation.  For the year ended December 31, 2011, amortization of the deferred compensation related to these shares totaled $25,000, and was reported under discontinued operations. For the year ended December 31, 2011, the Company issued 24,834 restricted common shares valued at $85,484 to the same officer in full satisfaction of all compensation due him.

Pursuant to the Company’s Director Compensation Plan, the Company, on October 27, 2011, issued 100,000 common shares to directors valued at $150,000 for services rendered for the period from June 2010 to May 2011, which had been accrued as of September 30, 2011.

Employee Stock Purchase Plan

On July 7, 2010, the Company issued 9,665 shares of common stock valued at $19,330 pursuant to the Company’s Employee Stock Purchase Plan which was approved by the Board of Directors in April 2009.  The shares were purchased by the employees at a 15% discount to the lower of the closing price on the first day and the last day of the plan offering period for a total discount of $2,900. The discounted purchase price paid was $1.70 per share.

 During 2011, 32,335 shares were issued under the Employee Stock Purchase Plan with a total discount of $3,052. The discounted purchase price paid was $0.54 per share. On October 12, 2011, the Company terminated the aforementioned Employee Stock Purchase Plan.

Stock Option Awards

On June 18, 2008, the Board of Directors approved the Company's 2008 Stock Incentive Plan (the “2008 Plan”) which reserves 3,300,000 shares of common stock, under which officers, other key employees, and directors may be granted options to purchase shares of the Company's common stock at not less than the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to four years.  Vesting for all outstanding options is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years after the grant of the option. The 2008 plan was approved by a majority of the shareholders on August 29, 2008.

All of the employees holding options as of October 21, 2011 were terminated in conjunction with the ECC-C Sale, resulting in forfeiture of all unvested stock options. Vested options of 60,500 were exercisable at a weighted exercise price of $3.24 through January 2012. None of these options were ultimately exercised, and thus expired in January 2012.  No stock options were issued in 2011, and no additional stock options remain outstanding on December 31, 2011. As of January 31, 2012, there were no options outstanding.

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

For stock options granted during the years ended December 31, 2011 and 2010, the following key assumptions were used in computing fair value using the Black-Scholes option-pricing model:

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

Weighted average volatility	N/A	104.7%
Expected dividends	N/A	None
Expected term (in years)	N/A	6.26
Weighted-average risk free interest	N/A	2.68%
Weighted-average fair value of options granted	N/A	2.11

The Company recorded expense (benefit) related to stock option awards of ($239) and $495,068 for the years ended December 31, 2011 and 2010, respectively.  The following table summarizes information about the Company’s stock options as of December 31, 2011 and changes during the year ended December 31, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contract Life	Intrinsic
	Options	Exercise Price	(Years)	Value(1)

Outstanding at December 31, 2009	-	$-	-	-
Granted	705,000	$3.38	-	-
Canceled or expired	(85,500)	$(3.79)	-	-
Exercised	-	$-	-	-
Outstanding at December 31, 2011	619,500	$3.32	9.34	-
Granted	-	$-	-	-
Canceled or expired	(559,000)	$(3.32)	(9.26)	-
Exercised	-	$-	-	-
Outstanding at December 31, 2011	60,500	$3.24	0.08	-

Exercisable at December 31, 2011	60,500	$3.24

(1)	The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The Company’s employees were terminated with the ECC-C divestiture on October 21, 2011 and there is no remaining stock option expense to record subsequent to December 31, 2011. All unvested options were cancelled on October 21, 2011 and the remaining vested options remained exercisable until January 21, 2012.

Note 8.  Income Taxes

The income tax provision consisted of the following for the years ended December 31, 2011 and 2010:

Years ended December 31,
	2011	2010
Current payable (refundable)	-	-
Deferred tax benefit	-	-
Total income tax expense (benefit)	$-	$-

At December 31, 2011, the Company reviewed all available evidence pertaining to the realization of the Company’s recorded deferred tax assets. The negative evidence available to the Company at December 31, 2011 included the Company’s continued significant operating losses recorded through December 31, 2011 and the divestiture of the Company’s only operating business on October 21, 2011.  Based on the weighting of the evidence, the Company concluded that a full valuation allowance was continued to be needed as of December 31, 2011. Also,

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due to the divestiture of ECC-C on October 21, 2011, any remaining net deferred tax assets attributable to the subsidiary (approximately $2,742,000) were removed from the Company’s financial statements.

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	Years ended December 31,
	2011	2010

Deferred tax assets:
Accounts recievable allowance	$-	$24,000
Inventory	-	19,000
Accruals and reserves	13,000	82,000
Fixed assets	-	476,000
Start up costs (Wind Fiber)	-	426,000
Expenses related to warrants and options	1,550,000	1,682,000
Net operating loss carryforwards	1,799,000	2,643,000
Total deferred tax assets	3,362,000	5,352,000

Deferred tax liabilities:
Accumulated depreciation and amortization	-	(242,000)
Beneficial conversion feature	-	(41,000)
Total deferred tax liabilities	-	(283,000)

Net deferred tax asset	3,362,000	5,069,000
Less: valuation allowance	(3,362,000)	(5,069,000)
Net deferred income tax assets	$-	$-

As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $4,575,000 expiring in various years from 2028 through 2031. Due to the significant ownership change that occurred with the divestiture of ECC-C on October 21, 2011, these federal operating loss carryforwards will most likely be severely limited after a U.S. Internal Revenue Code Section 382 study is performed if the Company becomes profitable in the future.

The reconciliation of the tax provision (benefit) compared at the statutory rate to the effective tax rate is as follows for the years ended December 31:

	2011	2010
Statutory U.S. federal income tax rate	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	5.3%	5.3%
Permanent differences	(20.5%)	(6.6%)
	18.8%	32.7%
Valuation allowances	(18.8%)	(32.7%)
Effective income tax rate	0.0%	0.0%

Note 9.  Related Party Transactions

As detailed in Note 4, on August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share.  The expense was being amortized over the 25-month period of the contract, and was fully written off in 2011. $3,969,000 and $756,000 were recorded to expense under the contract for the years ended December 31, 2011 and 2010, respectively.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010, the Company incurred interest expense related to shareholder notes payable totaling $0 and $47,634, respectively.

Note 10.  Commitments and Contingencies

Legal Proceedings

The Company is subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, in the opinion of management, the resolution of such matters will not have a material effect on the Company’s financial position, results of operations, or cash flow.

Note 11.  Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2011 and 2010:

	2011	2010

Basic loss per share calculation:
Net (loss) from continuing operations to common shareholders	$(4,624,765)	$(1,953,909)
Net (loss) from discontinued operations to common shareholders	(1,849,905)	(2,965,718)
Net (loss) to common shareholders	$(6,474,670)	$(4,919,627)

Weighted average of common shares outstanding	42,028,798	43,715,761

Net loss per share from continuing opeations	$(0.11)	$(0.04)
Net loss per share from discontinued operations	$(0.04)	$(0.07)
Basic net loss per share	$(0.15)	$(0.11)

Diluted loss per share calculation:
Net (Loss) from continuing operations to common shareholders	$(4,624,765)	$(1,953,909)
Net (loss) from discontinued operations to comon shareholders	$(1,849,905)	$(2,965,718)
Net income (loss) to common shareholders	$(6,474,670)	$(4,919,627)

Weighted average of common shares outstanding	42,028,798	43,715,761
Convertible debentures (1) (1)	-	-
Warrants (1) (2)	-	-
Options (1) (3)	-	-
Diluted weighted average common shares outstanding	42,028,798	43,715,761
Diluted net loss per share from continuing operations	$(0.11)	$(0.04)
Diluted net loss per share frm discontinued operations	$(0.04)	$(0.07)
Diluted net loss per share	$(0.15)	$(0.11)

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following common stock equivalents have been excluded from the diluted per share calculations because they are anti-dilutive:

(1).        At December 31, 2011 and 2010, there were outstanding convertible debentures equivalent to 270,000 and 492,000 common shares respectively.

(2).        At both December 31, 2011 and 2010, there were outstanding warrant equivalents of 2,311,671.

(3).        At December 31, 2011 and 2010, there were outstanding option equivalents of 60,500 and 619,500, respectively.

Note 12.  Supplemental Disclosure of Cash Flow Information

	Years ended December 31,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid for interest	$232,857	$323,698

Non-cash investing and financing activities:
Increase in land and deferred income due to discontinued land purchase
from the City of Wisconsin Rapids	$-	$429,494
Reversal of land purchase and return of land to the City of
Wisconsin Rapids	$(429,494)	$-
Convertible debt converted to common stock	$555,000	$165,000
Long-term notes converted to common stock	$-	$970,770
Short-term notes converted to common stock	$-	$500,000
Issuance of common stock for prepaid consulting fees	$-	$4,725,000
Accounts payable paid directly by advances from shareholders	$55,950	$-
Net assets and liabilities divested with ECC-C	$852,144	$-

Item 9.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President (principal executive officer and principal financial officer) as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2011, our management, with the participation of our President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2011, because of the identification of the significant deficiency in internal control over financial reporting described below. Notwithstanding the significant deficiency that existed as of December 31, 2011, our President has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2011.

As a result of our significant deficiency described below, management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with its assessment, management identified the following control deficiencies that represent significant deficiencies at December 31, 2011:

With the divestiture of our operating business (ECC-C), which included our key financial employees (Interim Chief Financial Officer and controller) in October 2011, our finance reporting close process for our December 31, 2011 year end had weaknesses pertaining to financial reporting and disclosures.  Additionally, with the Company now operating as a shell company, there is a lack of segregation of duties within the accounting and reporting process.

Due to our limited resources as a public shell company, we expect these weaknesses in internal control to continue while we search for an acquisition target.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011, we had a significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting due to the divestiture of our only operating business (ECC-C).

Item 9B.       Other Information.

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Our directors and officers, and their ages as of the date of this report, are as follows:

Name	Age	Current Position with Company
Samuel W. Fairchild	57	President, Interim Chief Financial Officer and Director
Mark Huelskamp	57	Director
Michael T. Murray	62	Corporate Secretary and Director

The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer’s successor is elected and qualified.  The Board of Directors expects that it will elect the current officers (including those also currently serving as directors) to return to their positions as officers of our Company until the next annual meeting of stockholders.

Samuel W. Fairchild.  Mr. Fairchild has served as a director since October 2008 and as our President and Interim Chief Financial Officer since October 2011.  He had also served as our Chief Executive Officer from October 2008 to June 2010.  Since April 2011, he has been the Chief Executive Officer of Optiwind Corp., a privately-held company located in Torrington, Connecticut, that markets and distributes wind turbines to mid-sized users.  Previously, he served as Chief Executive Officer and Director of Tower Tech Holdings (TWRT), the predecessor to Broadwind Energy (BWEN), from 2006 – 2007, where he led the growth in market capitalization from $40 million to nearly $1 billion through process restructuring, market repositioning, capital formation and responsive corporate governance.  Mr. Fairchild has been the President of the Tadpole Group, an investment portfolio-holding company focused on harvesting value from transformation, since August 2004.  He has also been Managing Director of Theseus Capital Partners, an investment advisory firm, since August 2004.  Prior to founding Theseus in 2004, Mr. Fairchild co-led the Global Government, Transport & Infrastructure Group of PA Consulting Group, a role he assumed in 1999 as a result of PA’s acquisition of GKMG Consulting Services, a strategic consulting firm he founded in 1992.  During that period, he also served as “shadow CEO” of Air New Zealand following the demise of its wholly-owned subsidiary, Ansett Airlines, where he led the Crown’s acquisition of most of the outstanding shares and the comprehensive turnaround of the airline.  He has also served in the White House as senior advisor to President Reagan and Vice President Bush for transportation policy, and was George Bush’s Acting Assistant Secretary of Transportation for Policy and International Affairs.  Following his government service, Mr. Fairchild was a member of the management group at the Carlyle Group, where he helped to establish BDM International’s transportation group before BDM was sold to TRW, Inc.  Since May 1996, Mr. Fairchild has been the Chairman of the Board of Schiphol North America, the owner of JFK’s $1.4 billion Terminal Four and the international arm of Amsterdam Airport’s Schiphol Group.

Mark Huelskamp has been a director since October 2011.  Since February 2001, he has been the President of the Spokane Division of Core-Mark International, Inc., which is wholesale distributor of packaged consumer products to the convenience retail industry in North America.

Michael T. Murray has been the corporate secretary and a director since October 2011.  Since 2001, he has been the managing partner of R&R Management Funds, LLC, a family owned investment company that focuses on energy, oil and gas, real estate and technology opportunities.  The real estate projects have been throughout the United States, with concentration in Colorado, Florida and Minnesota. The energy related projects are national and international involvements.

We are not aware of any material proceedings to which any of the non-director executive officers, or any associate of any such officer, is a party adverse to us or has a material interest adverse to us or to any of our subsidiaries.  There are no family relationships between any of our non-director executive officers.  During the last five years, none of the non-director officers has (i) had any bankruptcy petition filed by or against any business of which such person was an officer; (ii) had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

No directorships are held by any director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

Nominees to the Board of Directors

Since our last proxy statement, we have not made any material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Committees

As Mark Huelskamp and Michael Murray are considered our only independent directors at this time, the entire board of directors, rather than committees, acts on various items.  The board of directors has determined that it does not have an audit committee financial expert.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our principal executive officer and principal financial officer and persons performing similar functions. The Code of Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, and conflicts of interest. The Code of Ethics is available in print, free of charge to any stockholder who sends a request for a paper copy to Trailblazer Resources, Inc., 2520 St. Rose Parkway, Suite 319, Henderson, Nevada 89074.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2011, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.      Executive Compensation.

The following table sets forth information regarding the remuneration of our principal executive officer and our executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years:
Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Samuel Fairchild, Chief Executive Officer (1)	2011	-	-	-	-	-	-
	2010	-	-	-	-	-	-
Jamie Mancl, President (2)	2011 2010	74,905 97,877	- -	- -	- -	8,360 (3) 12,665 (4)	83,265 110,544

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Kenneth Iwinski, General Counsel and Secretary (5)	2011 2010	76,923 100,000	- -	60,484 (6) 75,000 (6)	- 146,250(8)	8,360 (7) 12,744 (9)	145,767 333,994

(1)	Mr. Fairchild previously served as our Chief Executive Officer from October 2008 to June 1, 2010 and has been serving again since October 21, 2011.
(2)	Mr. Mancl resigned as our President on October 21, 2011.
(3)	Other compensation for Mr. Mancl during 2011 is comprised solely of amounts paid for health insurance.
(4)
Other compensation for Mr. Mancl during 2010 includes: (i) $9,244 paid for health insurance; (ii) $500 health savings account contribution; and (iii) 401(k) contribution of $2,921.  Other compensation for 2010 excludes $97,421, which consists of: (i) $29,138 paid to M&W Fiberglass as interest on the loan extended to ECC for the purchase of the manufacturing facility in 2008 and (ii) $68,283 paid to FPF for the sale of fiberglass piping and fitting products to our company.

(5)	Mr. Iwinski resigned as our General Counsel and Secretary on October 21, 2011.
(6)
Mr. Iwinski received an annual $75,000 stock grant, where the number of shares was based on the average of the closing trading price on the 15th of each month during the preceding twelve months, and where half of shares granted vested on the anniversary date and the remaining half vested one year later.  Mr. Iwinski was issued a total of 24,834 shares on November 28, 2011 and 18,337 shares on April 28, 2010.

(7)	Other compensation for Mr. Iwinski during 2011 is comprised solely of amounts paid for health insurance.
(8)
Mr. Iwinski was granted 112,500 stock option awards with an exercise price of $2.50 vesting 25% on the date of grant, 25% on each of October 14, 2010, 2011 and 2012.  The option awards expire on September 28, 2020.  The amount included in the table represents the gross grant date fair value of stock option awards granted in accordance with ASC Topic 718 for outstanding option awards made under the Company’s2008 Stock Incentive Plan. The assumptions used to determine the valuation of the awards on the date of grant are discussed in Note 9 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

(9)	Other compensation for Mr. Iwinski during 2010 includes: (i) $9,244 paid for health insurance; (ii) $500 health savings account contribution; and (iii) 401(k) contribution of $3,000.

On January 4, 2011, our Board of Directors approved the appointment of Timothy Sherlock as our Interim Chief Financial Officer.  On January 27, 2011, we entered into a consulting agreement with Mr. Sherlock pursuant to which Mr. Sherlock will provide transitional accounting, financial and business services to the Company at a rate of $60.00 per hour payable on a biweekly basis plus reimbursement of reasonable and necessary out-of-pocket expenses incurred in performance of services under the agreement. The consulting agreement was filed as an exhibit to our Current Report on Form 8-K filed February 2, 2011.   Mr. Sherlock resigned as our Interim Chief Financial Officer upon the closing of the ECC-C Sale on October 21, 2011.

Outstanding Equity Awards at 2011 Year End

As of December 31, 2011, Ken Iwinski had 28,125 exercisable stock options.  These options expired in January 2012 without any having been exercised.

Director Compensation

In January 2009, we adopted a director compensation package pursuant to which each non-employee director received an annual $30,000 restricted stock grant per year and $500 cash for each regularly scheduled in-person board meeting, special meeting and committee meeting attended.  We also reimbursed our directors for actual reasonable expenses incurred in attending each meeting.  In addition, each chairperson of a committee received a $15,000 restricted stock grant per year.  All restricted stock was paid to the directors in arrears for the previous year of service, using a price of $1.50 per share.  The compensation package was discontinued on May 31, 2011.

The following table sets forth information regarding the 2011 remuneration of our directors whose compensation does not appear elsewhere in this report.  The compensation of our other directors is disclosed in the Summary Compensation Table under the heading “Executive Compensation.”

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)	($)	($)	($)	($)
Samuel W. Fairchild		30,000	-	-	30,000
Daniel P. Wergin		30,000	-	-	30,000
Thomas J. Klismith		45,000	-	-	45,000
James F. Miller		45,000	-	-	45,000
Timothy Sherlock		30,000	-	-	30,000

Stock Plans

Our stockholders adopted the 2008 Stock Incentive Plan on August 29, 2008, in order to attract, retain and motivate the employees, officers, directors and consultants of our Company and our affiliates and to provide incentives and rewards for superior performance.

Shares Subject to the Stock Incentive Plan.  We may issue Awards equal to no more than 10% of our issued and outstanding common stock under the Stock Incentive Plan, which are outstanding as of the last completed fiscal year.  As of our last fiscal year end, we had 23,019,175 issued and outstanding shares of common stock.  Thus, we are currently authorized to issue Awards representing 2,301,918 shares of common stock.  The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

Shares that are subject to any Award that expires, or is forfeited, cancelled or becomes un-exercisable will again be available for subsequent Awards, except as prohibited by law.  In addition, shares that we refrain from delivering pursuant to an Award as payment of either the exercise price of an Award or applicable withholding and employment taxes will be available for subsequent Awards.

Administration.  Either the Board of Directors or a committee appointed by the Board is authorized to administer the Stock Incentive Plan.  The Board and any committee exercising discretion under the Stock Incentive Plan from time to time are referred to as the “Committee.”  To the extent permitted by law, the Committee may authorize one or more persons who are reporting persons for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, or other officers, to make Awards to directors, officers or employees who are not reporting persons for purposes of Rule 16b-3 under the Exchange Act, or other officers whom we have specifically authorized to make Awards.  With respect to decisions involving an award intended to satisfy the requirements of Section 162(m) of the Code, the Committee is to consist of two or more directors who are “outside directors” for purposes of that Code section.

Subject to the terms of the Stock Incentive Plan, the Committee has express authority to determine the directors, employees and consultants who will receive Awards, the number of Shares, units or share appreciation rights to be covered by each award, and the terms and conditions of Awards.  The Committee has broad discretion to prescribe, amend and rescind rules relating to the Stock Incentive Plan and its administration, and to interpret and construe the Stock Incentive Plan and the terms of all award agreements.  Within the limits of the Stock Incentive Plan, the Committee may accelerate the vesting of any award, allow the exercise of unvested Awards, and may modify, replace, cancel or renew them.  In addition, the Committee may under certain circumstances buy out options or SARs or, subject to stockholder approval, reduce the exercise price for outstanding options or SARs.

The Stock Incentive Plan provides that we will indemnify members of the Committee and their delegates against any claims, liabilities or costs arising from the good faith performance of their duties under the Stock Incentive Plan.  The Stock Incentive Plan releases these individuals from liability for good faith actions associated with the Stock Incentive Plan’s administration.

Eligibility.  The Committee may grant options that are intended to qualify as incentive stock options, or ISOs, only to employees, and may grant all other Awards to directors, employees and consultants.  The Stock Incentive Plan and the discussion below use the term “participant” to refer to a director, employee or consultants who has received an Award.  The Stock Incentive Plan provides that no more than 1,000,000 Shares may be issued during any calendar year to any participant pursuant to options and SARs Awards under the Stock Incentive Plan.

Options.  Options granted under the Stock Incentive Plan provide participants with the right to purchase Shares at a predetermined exercise price.  The Committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, or Non-ISOs.  The Stock Incentive Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceeds $100,000 (based upon the fair market value of the common stock on the option grant date).

Share Appreciation Rights (SARs).  A SAR generally permits a participant who receives it to receive, upon exercise, cash and/or Shares equal in value to the excess of (i) the fair market value, on the date of exercise, of the common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares multiplied by (ii) the number of shares with respect to which the SAR is being exercised.  The Committee may grant SARs in tandem with options or independently of them.  SARs that are independent of options may limit the value payable on its exercise to a percentage, not exceeding 100%, of the excess value.

Exercise Price for Options and SARs.  The exercise price of ISOs, Non-ISOs, and SARs may not be less than 100% of the fair market value on the grant date of the common stock subject to the award.  The exercise price of ISOs for participants who own more than 10% of our common stock on the grant date may not be less than 110% of the fair market value on the grant date of the underlying Shares subject to the Award.  Neither the Company nor the Committee shall, without shareholder approval, allow for a repricing within the meaning of the federal securities laws applicable to proxy statement disclosures.

Exercise of Options and SARs.  To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, and from time to time during its term; subject to earlier termination relating to a holder’s termination of employment or service.  With respect to options, the Committee has the discretion to accept payment of the exercise price in any of the following forms, or combination of them: cash or check in U.S.  dollars, certain shares of our common stock, and cashless exercise under a plan the Committee approves.

The term over which participants may exercise options and SARs may not exceed ten years from the date of grant (five years in the case of ISOs granted to employees who, at the time of grant, own more than 10% of our common stock).

Restricted Shares, Restricted Share Units, Unrestricted Shares and Deferred Share Units.  Under the Stock Incentive Plan, the Committee may grant restricted shares that are forfeitable until certain vesting requirements are met, may grant restricted share units which represent the right to receive Shares after certain vesting requirements are met, and may grant unrestricted shares as to which the participant’s interest is immediately vested.  For restricted Awards, the Stock Incentive Plan provides the Committee with discretion to determine the terms and conditions under which a participant’s interests in such Awards become vested.  The Stock Incentive Plan provides for deferred share units in order to permit certain directors, consultants or select members of management to defer their receipt of compensation payable in cash or Shares (including Shares that would otherwise be issued upon the vesting of restricted shares and restricted share units).  Deferred share units represent a future right to receive Shares.

Whenever Shares are released pursuant to these Awards, the participant will be entitled to receive additional Shares that reflect any stock dividends that stockholders received between the date of the award and issuance or release of the Shares.  Likewise, a participant will be entitled to receive a cash payment reflecting cash dividends paid to our stockholders during the same period.  Such cash dividends will accrue interest, at 5% per annum, from their payment date to our stockholders until paid in cash when the Shares to which they relate are either released from restrictions in the case of restricted shares or issued in the case of restricted share units.

Performance Awards.  The Stock Incentive Plan authorizes the Committee to grant performance-based Awards in the form of performance units that the Committee may or may not designate as “performance compensation awards” that are intended to be exempt from Code section 162(m) limitations.  In either case, performance awards vest and become payable based upon the achievement, within the specified period of time, of performance objectives applicable to the individual, our Company or any affiliate.  Performance awards are payable in Shares, cash or some combination of the two, subject to an individual participant limit of 1,000,000 Shares and $1,000,000 in cash.  The Committee decides the length of performance periods, but the periods may not be less than one fiscal year.

With respect to performance compensation awards, the Stock Incentive Plan requires that the Committee specify in writing the performance period to which the Award relates, and an objective formula by which to measure whether and the extent to which the Award is earned on the basis of the level of performance achieved with respect to one or more performance measures.  Once established for a performance period, the performance measures and performance formula applicable to the Award may not be amended or modified in a manner that would cause the compensation payable under the Award to fail to constitute performance-based compensation under Code Section 162(m).

Under the Stock Incentive Plan, the possible performance measures for performance compensation awards include basic, diluted or adjusted earnings per share; sales or revenue; earnings before interest, taxes and other adjustments (in total or on a per share basis); basic or adjusted net income; returns on equity, assets, capital, revenue or similar measure; economic value added; working capital; total stockholder return; and product development, product market share, research, licensing, litigation, human resources, information services, mergers, acquisitions and sales of assets of affiliates or business units.  Each measure will be, to the extent applicable, determined in accordance with generally accepted accounting principles as consistently applied by us (or such other standard applied by the Committee) and, if so determined by the Committee, and in the case of a performance compensation award, to the extent permitted under Code section 162(m), adjusted to omit the effects of extraordinary items, gain or loss on the disposal of a business segment, unusual or infrequently occurring events and transactions and cumulative effects of changes in accounting principles.  Performance measures may vary from performance period to performance period and from participant to participant, and may be established on a stand-alone basis, in tandem or in the alternative.

Income Tax Withholding.  As a condition for the issuance of Shares pursuant to Awards, the Stock Incentive Plan requires satisfaction of any applicable federal, state, local or foreign withholding tax obligations that may arise in connection with the Awards or the issuance of Shares.

Transferability.  Awards may not be sold, pledged, assigned, hypothecated, transferred or disposed of other than by will or the laws of descent and distribution, except to the extent the Committee permits lifetime transfers to charitable institutions, certain family members or related trusts or as otherwise approved by the Committee.

Certain Corporate Transactions.  The Committee shall equitably adjust the number of Shares covered by each outstanding Award, and the number of Shares that have been authorized for issuance under the Stock Incentive Plan but as to which no Awards have yet been granted or that have been returned to the Stock Incentive Plan upon cancellation, forfeiture or expiration of an Award, as well as the price per share covered by each such outstanding Award, to reflect any increase or decrease in the number of issued and outstanding common stock resulting from a stock split, reverse stock split, stock dividend, combination, recapitalization or reclassification of the common stock, or any other increase or decrease in the number of issued and outstanding common stock effected without receipt of consideration by us.  In the event of any such transaction or event, the Committee may provide in substitution for any or all outstanding Awards under the Stock Incentive Plan such alternative consideration (including securities of any surviving entity) as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all Awards so replaced.  In any case, such substitution of securities will not require the consent of any person who is granted Awards pursuant to the Stock Incentive Plan.

In addition, in the event or in anticipation of a Change in Control, the Committee may at any time in its sole and absolute discretion and authority, without obtaining the approval or consent of our stockholders or any participant with respect to his or her outstanding Awards (except to the extent an Award provides otherwise), take one or more of the following actions: (a) arrange for or otherwise provide that each outstanding Award will be assumed or substituted with a substantially equivalent Award by a successor corporation or a parent or subsidiary of such successor corporation; (b) accelerate the vesting of Awards for any period (and may provide for termination of unexercised options and SARs at the end of that period) so that Awards shall vest (and, to the extent applicable, become exercisable) as to the Shares that otherwise would have been unvested; (c) arrange or otherwise provide for payment of cash or other consideration to participants in exchange for the satisfaction and cancellation of outstanding Awards; or (d) terminate outstanding Awards upon the consummation of the transaction, provided that the Committee may in its sole discretion provide for vesting of all or some outstanding Awards in full as of a date immediately prior to consummation of the Change of Control.  To the extent that an Award is not exercised prior to consummation of a transaction in which the Award is not being assumed or substituted, such Award shall terminate upon such consummation.

Term of Stock Incentive Plan; Amendments and Termination.  The term of the Stock Incentive Plan expires on July 31, 2018.  The Board of Directors may from time to time, amend, alter, suspend, discontinue or terminate the Stock Incentive Plan; provided that no amendment, suspension or termination of the Stock Incentive Plan shall materially and adversely affect Awards already granted unless it relates to an adjustment pursuant to certain transactions that change our capitalization or it is otherwise mutually agreed between the participant and the Committee.  In addition, the Committee may not cancel an outstanding option that is underwater for the purpose of reissuing the option to the participant at a lower exercise price or granting a replacement Award of a different type.  Notwithstanding the foregoing, the Committee may amend the Stock Incentive Plan to eliminate provisions which are no longer necessary as a result of changes in tax or securities laws or regulations, or in the interpretation thereof.

Termination, Rescission and Recapture.  Each Award under the Stock Incentive Plan is intended to align the participant’s long-term interest with our interests.  If the participant engages in certain activities (such as disclosure of confidential or proprietary information without appropriate authorization, breaches certain agreements relating to the protection of our intellectual property, solicits our employees to leave our Company or renders services to an organization or business which is, or working to become, competitive to us), either during employment or after the participant has terminated his employment or other relationship with us for any reason, the participant is deemed to be acting contrary to our long-term interests.  In such cases, except as otherwise expressly provided in the Award Agreement, we may terminate any outstanding, unexercised, unexpired, unpaid or deferred Awards, rescind any exercise, payment or delivery pursuant to the Award, or recapture any Shares (whether restricted or unrestricted) or proceeds from the participant’s sale of Shares issued pursuant to the Award.

As of December 31, 2011, there were 60,500 outstanding options under the Stock Incentive Plan, all of which expired in January 2012 without having been exercised.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock on March 21, 2012 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current directors and executive officers.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 21, 2012 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Samuel W. Fairchild	355,596 (3)	1.5%
Mark Huelskamp	222,428	1.0%
Michael Murray	0	--
Officers and directors as a group (3 persons)	702,522	2.5%
*           Less than 0.1%
______________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	Based on 23,019,175 shares of common stock outstanding as of March 21, 2012.
(3)	Includes 40,000 shares of common stock held by Mr. Fairchild’s spouse and minor children and 33,400 shares of common stock issuable upon exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	60,500	$3.24	2,241,418

Item 13.      Certain Relationships and Related Transactions, and Director Independence.

Our officers and directors are now and may in the future become stockholders, officers or directors of other companies that may be engaged in business activities similar to those conducted by us.  Accordingly, direct conflicts of interest may arise in the future with respect to such individuals acting on our behalf or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Although we do not currently have a right of first refusal pertaining to opportunities that come to management’s attention insofar as such opportunities may relate to our business operations, we have established a conflict of interest policy intended to ensure timely disclosure and avoidance of activities and relationships that conflict with the interests of the Company.

Our officers and directors are subject to the restriction that all opportunities contemplated by our business plan which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to our Company.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

Jamie L. and Jennifer L. Mancl.  Mr. Mancl owns 100% of M&W, which owned and leased our manufacturing plant to us in 2008.  On December 31, 2008, we exercised our option to purchase the manufacturing facility we were leasing from M&W for a purchase price of $4,500,000.  The purchase price for the facility was paid in the form of: (i) an assumption of the industrial revenue bonds and note related to the building and land; (ii) cash at closing in the amount of $500,000; and (iii) the balance ($1,045,328) in the form of a promissory note bearing interest at an annual fixed rate of 4.775% which was determined using the twelve-month LIBOR as of December 31, 2008 (2.025%) plus 2.75%, payable in quarterly installments of principal and interest amortized over not more than 15 years with the unpaid principal balance due not later than December 15, 2015.  The assumed debt consisted of all obligations of M&W under the bond agreement and promissory notes related to the plant and its equipment.

On August 13, 2010, M&W converted the outstanding principal and interest under the building promissory note to common shares of the Company at $2.50 per share. The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455, which upon conversion resulted in the issuance of 390,490 restricted shares of our common stock to M&W.  For the year ended December 31, 2010, we paid interest expense to M&W on the building promissory note of $28,871.

On October 27, 2010, we entered into an unsecured promissory note bearing interest at an annual interest rate of 6% per annum pursuant to which we borrowed $25,000 from M&W.  As of December 31, 2010, the entire principal balance of the note remained outstanding and accrued but unpaid interest under the note was $267.

Mr. Mancl also owns 100% of FPF, which is a distributor of imported fiberglass piping and fitting products.  We purchase products from FPF from time to time for use in the manufacture of our products.  During 2011 and 2010, we purchased products from FPF totaling $67,203 and $68,283, respectively.  As of December 31, 2011 and 2010, we had an accounts payable balance of $-0- and $183,012, respectively, owed to FPF.  Our board of directors has reviewed the related party transactions with FPF and determined it was in our best interest to continue to purchase products from FPF given their high quality, the limited availability of such products from other suppliers at a competitive price and the costs to produce or import comparable products.  On October 13, 2008, ECC entered into a Purchase and Supply Agreement with FPF pursuant to which ECC may purchase fiberglass piping and fitting products at FPF’s net direct cost.  The Purchase and Supply Agreement was filed as an exhibit to our Current Report on Form 8-K filed October 17, 2008.

On August 23, 2010, we entered into a Subscription Agreement with Mr. Mancl, pursuant to which he made a $450,000 equity investment in the Company.  Pursuant to the agreement, Mr. Mancl purchased 180,000 shares of our common stock at a price of $2.50 per share.  The Subscription Agreement was filed as an exhibit to our Current Report on Form 8-K filed August 27, 2010.

On October 21, 2011, we completed the sale of  ECC-C to Jamie and Jennifer Mancl and entities affiliated with the them (collectively, the “Mancls”) in exchange for substantially all of the Mancls’ shares of our common stock, pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011.

Daniel P. Wergin   On October 29, 2010, we entered into an unsecured promissory note bearing interest at an annual interest rate of 6% per annum pursuant to which we borrowed $120,000 from White Horse Ltd., LLC, an entity owned by Daniel P. Wergin, who was a director of the Company at the time.  We paid the principal balance of the note and interest in the amount of $79 on November 2, 2010.

Convertible Debentures and Warrants.  During 2008, we conducted a private offering of units consisting of (i) a 3-year, 6% convertible debenture with a conversion price of $2.50 per share, and (ii) a number of warrants exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share.  Samuel W. Fairchild, Thomas J. Klismith, Daniel P. Wergin, James F. Miller and Jeffrey S. Keuntjes, all of whom were officers and directors at the time, participated in our private placement of debentures and warrants and, in 2009, each converted their Debentures into shares of our common stock.

On March 8, 2010, our Board of Directors approved the temporary reduction of the exercise price of outstanding warrants to $2.50 per share from $5.00 per share.  The following table details the Warrants exercised during 2010 by these individuals:

Name	Warrants Exercised	Total Exercise Price ($)
Samuel W. Fairchild	-	-
Thomas J. Klismith	-	-
Daniel P. Wergin	20,000	50,000
James F. Miller	40,000	100,000
Jeffrey S. Keuntjes	2,000	5,000

On December 15, 2011, the Board of Directors extended the expiration date of the remaining outstanding Warrants, including those owned by Messrs. Fairchild and Klismith, to December 31, 2012 and reduced the exercise price to $1.50 per share.

Diversified Equity Partners, LLC   On August 24, 2010, our Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC (“Diversified”) an entity owned by a minority shareholder, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share.

On December 24, 2009, we entered into an unsecured promissory note bearing interest at an annual interest rate of 6% per annum pursuant to which we borrowed $300,000 from Diversified.  On August 10, 2010, we entered into a debt exchange agreement with Diversified pursuant to which we issued 124,498 shares of our common stock to Diversified in exchange for the cancellation of the principal balance of the note and interest of $11,244.

Director Independence

The Board of Directors has determined that the following members of the Board are independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2): Mark Huelskamp and Michael Murray.  In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our independent directors or their affiliated companies.  This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Item 14.        Principal Accountant Fees and Services.

Fees paid to Moquist Thorvilson Kaufmann & Pieper LLC during 2011 and 2010 were as follows:

	2011	2010
Audit Fees (1)	$86,375	$86,395
Audit-Related Fees (2)	2,681	4,433
Tax Fees	—	17,710
All Other Fees	—	—
Total Fees	$89,056	$108,538

(1)	The amount billed to us for professional services related to the audit of our annual financial statements as of December 31, 2011 and 2010 and included reviews of our quarterly reports on Form 10-Q.
(2)
This amount was billed to us for professional services provided as follows:  2011 and 2010 – primarily fees incurred in connection with the audit and reviews of our financial statements and were not included above under “Audit Fees”.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.  The Board of Directors pre-approves all services to be provided to our Company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors in 2011 and 2010 were pre-approved by the Board of Directors.

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Stock Purchase Agreement dated August 12, 2011 (4)
14.1	Code of Ethics
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Annual Report on Form 10-K of Trailblazer Resources, Inc. for the fiscal year ended December 31, 2011, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity (Deficit); (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements tagged as blocks of text.

___________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER RESOURCES, INC.

Dated: March 30, 2012	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel W. Fairchild	President, Interim Chief Financial Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)	March 30, 2012
Samuel W. Fairchild

/s/ Mark Huelskamp	Director	March 30, 2012
Mark Huelskamp

/s/ Michael Murray	Director	March 30, 2012
Michael Murray