Form 10-Q
period 2012-03-31
TRAILBLAZER RESOURCES INC.
filed 2012-05-14
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,059,882 shares as of May 11, 2012.

TRAILBLAZER RESOURCES, INC.
(FORMERLY ENERGY COMPOSITES CORPORATION)

FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2012

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
ASSETS

Current assets:
Prepaid consulting expense	$1,371,000	$-
Total current assets	1,371,000	-

Property and equipment	-	-

Other assets	-	-
Total assets	$1,371,000	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt obligations	$650,000	$675,000
Accounts payable	98,947	186,467
Advances from shareholders	182,435	55,950
Accrued expenses	45,059	91,727
Accrued consulting fees payable	1,750,000	-
Total current liabilities	2,726,441	1,009,144

Total liabilities	2,726,441	1,009,144

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 23,059,882 and 23,019,175 shares issued
and outstanding, respectively	23,060	23,020
Additional paid-in capital	20,392,960	20,311,309
Accumulated deficit	(21,771,461)	(21,343,473)
Total stockholders' deficit	(1,355,441)	(1,009,144)

Total liabilities and stockholders' deficit	$1,371,000	$-

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)	(Unaudited)
	For the Three Months Ended	For the Three Months Ended
	March 31	March 31
	2012	2011

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit	-	-

General and administrative expenses	417,965	629,291

Loss from operations	(417,965)	(629,291)

Other income (expense):
Interest expense	(10,023)	(112,767)
Interest income	-	-

Total other income (expense)	(10,023)	(112,767)

Loss from continuing operations before income taxes	(427,988)	(742,058)

Income tax provision (benefit)	-	-

Net loss from continuing operations	(427,988)	(742,058)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(542,074)

Net loss	$(427,988)	$(1,284,132)

Net loss per common share - basic and diluted:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	-	(0.01)
Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	23,021,513	46,683,681

See notes to the consolidated financial statements.

TRAILBLAZERS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(427,988)	$(1,284,132)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	-	120,353
Provision for losses on accounts receivable	-	5,862
Amortization of debt discount for imputed interest	-	1,113
Amortization of discount for warrants and beneficial conversion	-	-
feature on convertible debt	-	94,363
Amortization of prepaid consulting expense	379,000	567,000
Discount for stock sold under employee stock purchase plan	-	1,940
Stock issued for interest payments	-	15,577
Stock issued for employee and director compensation	-	9,375
Stock option compensation expense	-	20,968
Changes in operating assets and liabilities:
Accounts receivable, net	-	152,222
Inventories, net	-	(336,880)
Other current assets	-	3,383
Accounts payable	38,965	(117,914)
Accounts payable - related party	-	8,679
Accrued expenses	10,023	31,489
Accrued payroll and payroll taxes	-	59,869
Customer deposits	-	652,070
Net cash provided by operating activities	-	5,337

Cash flows from investing activities:
Purchase of property and equipment	-	(67,447)
Net cash used in investing activities	-	(67,447)
Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	-	74,703
Net borrowings (repayments) from short-term notes payable	-	100,000
Payments on long-term debt	-	(112,730)
Proceeds from employee stock purchase plan	-	10,995
Net cash provided by financing activities	-	72,968

Net increase in cash and cash equivalents	-	10,858
Cash and cash equivalents:
Beginning of period	-	6,719
End of period	$-	$17,577

Supplemental cash flow information:
Cash paid during the period for Interest	$-	$66,113

Accounts payable paid directly by certain shareholders as advances	$126,485	$-
Accrued interest paid with common stock	$26,691	$-
Convertible debt converted to common stock	$25,000	$-
Accrued expenses paid with common stock	$30,000	$-
Accrued consulting agreement incurred for prepaid expenses	$1,750,000	$-

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Trailblazer Resources, Inc., formerly Energy Composites Corporation (the “Company”), currently is a holding company with no ongoing business operations, but a public company shell that is seeking a business opportunity.

           The Company formerly engaged in the manufacture, sale, installation and service of fiberglass tank and piping products through ECC Corrosion, Inc. (“ECC-C”), a former wholly-owned subsidiary of the Company.  On September 2, 2011 the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities who were the majority shareholders of the Company at the time (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC-C Sale”).  On October 21, 2011, the Company completed the ECC-C Sale.

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

 The results of operations of ECC-C for the three month period ended March 31, 2011, has been presented and classified as discontinued operations.

There were no new accounting standards issued or effective during the three months ended March 31, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Discontinued Operations

As described in Note 1, on September 2, 2011 the Board of Directors of the Company approved and on October 21, 2011 the Company completed the ECC-C Sale.

The Company has presented all results of operations of ECC-C for three month period ended March 31, 2011 as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.  Prior to reclassification, the discontinued operations were reported in the consolidated financial statements of the Company and its wholly-owned subsidiaries ECC Corrosion, Inc. and Innovative Composite Solutions, LLC, after elimination of all intercompany accounts, transactions, and profits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The loss from discontinued operations consists of the following:

	For the three months	For the three months
	ended	ended
	March 31,	March 31,
	2012	2011

Revenue	$-	$950,072
Cost of goods sold	-	899,558
Gross profit	-	50,514
Selling, general and administrative expenses	-	524,406
Loss from operations	-	(473,892)
Interest expense	-	(68,182)
Loss from discontinued operations before tax	-	(542,074)
Income tax provision (benefit)	-	-
Loss from discontinued operations net of tax	$-	$(542,074)

Note 3.  Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2012, the Company had a working capital deficiency of $1,355,441, a net loss of $427,988 for the three months ended March 31, 2012, and an accumulated deficit of $21,771,461.

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

Note 4.  Prepaid Consulting Agreement

On February 21, 2012, the Company entered into a consulting agreement with Advanced Equity Solutions, Inc. (“AES”), an entity owned by minority shareholders of the Company, to provide for strategic and financial advisory consulting services. The Company’s Board of Directors approved the issuance of 5,000,000 restricted shares of common stock as compensation for this agreement.  The shares were issued on April 5, 2012.

The shares were valued at $1,750,000 using the closing market price of our stock at February 21, 2012 of $0.35 per share. The transaction was recorded as Prepaid Consulting Expense, an asset; and as Accrued Consulting Fees Payable, a liability on the Company’s March 31, 2012 consolidated balance sheet. The related expense is being amortized over the six month term of the agreement on a straight-line basis. $379,000 was recorded to expense under the agreement for the three months ended March 31, 2012. The remaining unamortized balance at March 31, 2012 of $1,371,000 will be amortized over the remaining life of the agreement, which is the sooner of (a) the remainder of the original six month term, or (b) the occurrence of a merger or other reorganization pursuant to terms of the consulting agreement. In the event a merger transaction is consummated, the agreement will automatically continue for an additional 90 days with no additional consideration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

All outstanding convertible debentures at March 31, 2012 totaling $650,000 are past due and are currently due on demand. The effective annual interest rate for the three months ended March 31, 2012 was 6%.

The following table summarizes the convertible note balance as of March 31, 2012:

Balance at December 31, 2010	$969,870

Plus: accretion of original issue discount from warrants and beneficial conversion feature	260,130

Less: converstion of debt to common stock	(555,000)

Balance at December 31, 2011	$675,000

Less: converstion of debt to common stock	(25,000)

Balance at March 31, 2012	$650,000

Note 6.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company no longer had a cash account. Going forward, the Company will have ongoing professional fees due in connection with its public company status and certain of these expenses have been paid by certain minority shareholders. As of March 31, 2012, $182,435 of the Company’s expenses have been paid on behalf of the Company by certain minority shareholders. These advances are currently non-interest bearing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7.  Stockholders’ Equity

Stock Issuances

In conjunction with the 2008 private placement of convertible debt, a total of 20,707 and 6,246 common shares were issued for the conversion of debt ($25,000 in 2012 and $-0- in 2011, respectively) at $2.50 per share and related interest payments during the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, the Company issued 20,000 restricted common shares to a former officer of the Company to satisfy $30,000 in consulting fees payable.

Warrants

On December 15, 2011, the Board of Directors of the Company approved the extension of the expiration dates of the remaining Warrants to December 31, 2012 at a reduced exercise price of $1.50 per share in order to potentially raise capital in the future. As of March 31, 2012 and December 31, 2011, there were 2,311,671 warrants outstanding which are exercisable at $1.50 per share until December 31, 2012.

Note 8.  Related Party Transactions

The Company entered into a consulting agreement with AES, an entity owned by minority shareholders of the Company, in exchange for strategic and financial advisory consulting services. Refer to Note 4 Prepaid Consulting Agreement for details of this agreement and related transaction.

A shareholder agreed to pay legal and accounting fees totaling $125,000 during the three-month period ended March 31, 2012. Another shareholder agreed to pay legal and accounting fees on behalf of the Company totaling $1,485 during the three month period ended March 31, 2012. Both transactions were recorded as a reduction of previous accounts payable, and as non-interest bearing advances from shareholders. As of March 31, 2012 and December 31, 2011, $182,435 and $55,950 were due to minority shareholders, respectively.

Note 9.  Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2012 and 2011:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	2011	2010

Basic loss per share calculation:
Net (loss) from continuing operations to common shareholders	$(427,988)	$(742,058)
Net (loss) from discontinued operations to common shareholders	-	(542,074)
Net (loss) to common shareholders	$(427,988)	$(1,284,132)

Weighted average of common shares outstanding	23,021,513	46,683,681

Net loss per share from continuing opeations	$(0.02)	$(0.02)
Net loss per share from discontinued operations	$-	$(0.01)
Basic net loss per share	$(0.02)	$(0.03)

Diluted loss per share calculation:
Net (Loss) from continuing operations to common shareholders	$(427,988)	$(742,058)
Net (loss) from discontinued operations to comon shareholders	$-	$(542,074)
Net income (loss) to common shareholders	$(427,988)	$(1,284,132)

Weighted average of common shares outstanding	23,021,513	46,683,681
Convertible debentures (1) (1)	-	-
Warrants (1) (2)	-	-
Options (1) (3)	-	-
Diluted weighted average common shares outstanding	23,021,513	46,683,681
Diluted net loss per share from continuing operations	$(0.02)	$(0.02)
Diluted net loss per share frm discontinued operations	$-	$(0.01)
Diluted net loss per share	$(0.02)	$(0.03)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)
At March 31, 2012 and 2011, there were outstanding convertible debentures equivalent to 260,000 and 492,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)	At March 31, 2012 and 2011, there were outstanding warrants equivalents of 2,311,671 common shares. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)
At March 31, 2012 and 2011, there were outstanding options equivalent to -0- and 425,750 common shares, respectively. The options are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed March 30, 2012, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in this report.  The accounting policies and estimates described in this report should be read in conjunction with Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, which includes a discussion of the policies identified in this report and other significant accounting policies.

Overview

Trailblazer Resources, Inc., formerly Energy Composites Corporation (“we,” “us,” “our,” or the “Company”), a Nevada corporation, currently has no business operations.

The Company had one operating subsidiary, ECC Corrosion, Inc. (“ECC-C”), which was sold on October 21, 2011.  This was due to the continuing losses that the Company had incurred since the reverse acquisition in October 2008.  The Company sold all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock (the “ECC-C Sale”).  These shares were then cancelled, reducing the number of shares issued and outstanding of the Company to 22,720,228 on that date.  In addition, we changed the name of the Company to “Trailblazer Resources, Inc.” effective October 17, 2011. The Company is currently seeking a private company as a possible reverse acquisition target. As of the date of this filing, no merger agreements are in place.

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

Total general and administrative expenses were $417,965 and $629,291 for the three months ended March 31, 2012 and 2011, respectively. Amortization expense of two different prepaid consulting agreements were $379,000 and $567,000 for the three months ended March 31, 2012 and 2011, respectively, contributing $188,000 to the decrease in general and administrative expenses. Other primary expense categories were:  directors’ compensation of $0 and $45,000 for the three months ended March 31, 2012 and 2011, respectively; and legal and accounting fees of $41,234 for the three months ended March 31, 2012 compared to $13,999 for the three months ended March 31, 2011. While the Company is operating as a public shell, no director fees will be paid or accrued. Accounting fees increased in the quarter due to timing of the year-end audit.

Interest Expense

Total interest expense for the three months ended March 31, 2012 and 2011 was $10,023 and $112,767, respectively. Interest expense has decreased due to the debt conversions that have taken place during this past year, along with beneficial conversion features and warrant discounts becoming fully amortized prior to the current quarter. Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $0 and $94,363 for the three months ended March 31, 2012 and 2011, respectively.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized. Since 2009, the Company has recorded a full valuation allowance and therefore, there is no tax provision recorded for the three months ended March 31, 2012 and 2011.

Net loss from continuing operations

The Company’s net loss from continuing operations decreased to $427,988 during the three months ended March 31, 2012 from $742,058 during the three months ended March 31, 2011. The decrease in our net loss for the 2012 three-month period was due to the aforementioned decreases in general and administrative expense and decrease in interest expense.

Discontinued operations

The operations of ECC-C are reflected as discontinued operations for the three month period ended March 31, 2011. A detailed schedule of the net loss from discontinued operations is included in Note 2 to the Notes to Consolidated Financial Statements.

Net loss

The Company’s loss decreased to $427,988 during the three months ended March 31, 2012 from $1,284,132 during the three months ended March 31, 2011 due to the factors described above.

Liquidity and Capital Resources

At March 31, 2012, the Company had no cash and a working capital deficiency of $1,355,441.

Operating Cash Flows

There were no operating cash transactions during the three months ended March 31, 2012. Certain expenses were paid directly by minority shareholders. Non-cash items comprising our $427,988 net loss for the three months ended March 31, 2012 consisted of amortization of prepaid consulting fees of $379,000; stock issued for interest payments of $26,691; increase in accounts payable of $38,965; and an increase in accrued expenses of $10,023.  There was no cash provided by operating activities for the 2012 period, as compared to $5,337 for the three months ended March 31, 2011.

Investing Cash Flows

Investing activities used $0 and $67,447 during the three months ended March 31, 2012 and 2011, respectively.  There were no investing transactions during the three month period ended March 31, 2012.

Financing Cash Flows

Financing activities provided $0 and $72,968 during the three months ended March 31, 2012 and 2011, respectively. There were no cash financing activities during the period ended March 31, 2012. Non-cash financing activities during the three months ended March 31, 2012 consisted of convertible debt converted to common stock of $25,000.

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

At March 31, 2012, Debentures totaling $650,000 remain outstanding on the shell company's balance sheet and are currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Going Forward

The illiquidity suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company.  This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability.  The Company will still need to convert, extend or otherwise renegotiate the terms of the Debentures described above. The Company’s agreement with AES (described in Note 4 to the Notes to Consolidated Financial Statements) provides that AES will advance the funds necessary to pay the Company’s legal and accounting professionals and others to keep its public company status in good standing, as part of the services to be rendered, while the Company looks for a target business.  The Company will reimburse AES for any fees and expenses advanced on its behalf when it has the funds available to do so.  The Company anticipates that any acquisition with a target company will be consummated primarily through the issuance of the Company’s shares of stock, as the Company does not have any cash.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

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

As of March 31, 2012, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2011, filed March 30, 2012.

Notwithstanding the material weaknesses that existed as of March 31, 2012, our President and Interim Chief Financial Officer concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 1A.     Risk Factors

Not applicable to smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
January 19, 2012	1 accredited investor	20,000 shares of common stock	Satisfaction of $30,000 in consulting fees payable
March 31, 2012	1 accredited investors	10,424 shares of common stock	Conversion of $25,000 debenture principal and $1,056 of accrued interest
March 31, 2012	19 accredited investors	10,283 shares of common stock	$25,635 of accrued interest

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

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

           Not applicable.

Item 5.       Other Information

None.

Item 6.       Exhibits
Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)

Regulation S-K Number	Document
10.2	Stock Purchase Agreement dated August 12, 2011 (4)
14.1	Code of Ethics
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended March 31, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements tagged as blocks of text.

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

TRAILBLAZER RESOURCES, INC.

Dated: May 14, 2012	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer