Form 10-Q
period 2012-06-30
TRAILBLAZER RESOURCES INC.
filed 2012-08-14
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Not applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,072,582shares as of August 14, 2012.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2012

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Prepaid consulting expense	$486,278	$-
Total current assets	486,278	-

Property and equipment	-	-

Other assets	-	-
Total assets	$486,278	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt obligations	$650,000	$675,000
Accounts payable	124,002	186,467
Advances from shareholders	182,435	55,950
Accrued expenses	48,050	91,727
Total current liabilities	1,004,487	1,009,144

Total liabilities	1,004,487	1,009,144

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,062,582 and 23,019,175 shares issued
and outstanding, respectively	28,063	23,020
Additional paid-in capital	22,141,697	20,311,309
Accumulated deficit	(22,687,969)	(21,343,473)
Total stockholders' deficit	(518,209)	(1,009,144)

Total liabilities and stockholders' deficit	$486,278	$-

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	909,777	622,266	1,327,742	1,251,557

Loss from operations	(909,777)	(622,266)	(1,327,742)	(1,251,557)

Other income (expense):
Interest expense	(6,731)	(122,817)	(16,754)	(235,584)
Interest income	-	-	-	-

Total other income (expense)	(6,731)	(122,817)	(16,754)	(235,584)

Loss from continuing operations before income taxes	(916,508)	(745,083)	(1,344,496)	(1,487,141)

Income tax provision (benefit)	-	-	-	-

Net loss from continuing operations	(916,508)	(745,083)	(1,344,496)	(1,487,141)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(222,010)	-	(764,084)

Net loss	$(916,508)	$(967,093)	$(1,344,496)	$(2,251,225)

Net loss per common share - basic and diluted:
Continuing operations	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Discontinued operations	-	(0.00)	-	(0.02)
Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares outstanding - basic and diluted	27,840,131	46,707,782	25,430,822	46,695,798

See notes to the consolidated financial statements.

TRAILBLAZERS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,344,496)	$(2,251,225)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	-	242,974
Provision for losses on accounts receivable	-	(2,138)
Loss on asset disposal		18,331
Amortization of debt discount for imputed interest	-	2,259
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	-	198,997
Amortization of prepaid consulting expense	1,263,722	1,134,000
Discount for stock sold under employee stock purchase plan	-	1,940
Stock issued for interest payments	-	30,605
Stock issued for employee and director compensation	-	18,750
Stock option compensation expense	-	23,765
Changes in operating assets and liabilities:
Accounts receivable, net	-	256,102
Inventories, net	-	(1,113,742)
Other current assets	-	40,305
Accounts payable	64,020	(117,508)
Accounts payable - related party	-	(135,007)
Accrued expenses	16,754	70,589
Accrued payroll and payroll taxes	-	43,958
Customer deposits	-	1,437,798
Net cash used by operating activities	-	(99,247)

Cash flows from investing activities:
Purchase of property and equipment	-	(179,103)
Proceeds from sale of property and equipment	-	46,973
Net cash used in investing activities	-	(132,130)
Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	-	121,605
Net borrowings (repayments) from short-term notes payable	-	(405,000)
Proceeds on long-term debt	-	877,272
Payments on long-term debt	-	(342,250)
Proceeds from employee stock purchase plan	-	10,995
Net cash provided by financing activities	-	262,622

Net increase in cash and cash equivalents	-	31,245
Cash and cash equivalents:
Beginning of period	-	6,719
End of period	$-	$37,964

Supplemental cash flow information:
Cash paid during the period for Interest	$-	$138,961

Accounts payable paid directly by certain shareholders as advances	$126,485	$-
Accrued interest paid with common stock	$30,431	$-
Decrease in land and deferred income due to discounted land purchased from and
sold to the City of Wisconsin Rapids		$(429,494)
Convertible debt converted to common stock	$25,000	$105,000
Accrued expenses paid with common stock	$30,000	$-
Common stock issued for prepaid consulting agreement	$1,750,000	$-

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

 The Company formerly engaged in the manufacture, sale, installation and service of fiberglass tank and piping products through ECC Corrosion, Inc. (“ECC-C”), a former wholly-owned subsidiary of the Company.  On September 2, 2011 the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities who were the majority shareholders of the Company at the time (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC-C Sale”).  On October 21, 2011, the Company completed the ECC-C Sale.  The results of operations of ECC-C for the three and six month periods ended June 30, 2011, have been presented and classified as discontinued operations.

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

There were no new accounting standards issued or effective during the three months ended June 30, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Discontinued Operations

As described in Note 1, on September 2, 2011 the Board of Directors of the Company approved and on October 21, 2011 the Company completed the ECC-C Sale.

The Company has presented all results of operations of ECC-C for the three and six month periods ended June 30, 2011 as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.  Prior to reclassification, the discontinued operations were reported in the consolidated financial statements of the Company and its wholly-owned subsidiaries ECC Corrosion, Inc. and Innovative Composite Solutions, LLC, after elimination of all intercompany accounts, transactions, and profits.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The loss from discontinued operations consists of the following:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue	$-	$1,263,797	$-	$2,213,869
Cost of goods sold	-	1,026,197	-	1,925,755
Gross profit	-	237,600	-	288,114
Selling, general and administrative expenses	-	386,267	-	910,673
Loss from operations	-	(148,667)	-	(622,559)
Interest expense	-	(73,343)	-	(141,525)
Loss from discontinued operations, before tax	-	(222,010)	-	(764,084)
Income tax provision (benefit)	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(222,010)	$-	$(764,084)
Note 3.  Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2012, the Company had a working capital deficiency of $518,209, an accumulated deficit of $22,687,969, and net losses of $916,508 and $1,344,496 for the three and six month periods ended June 30, 2012.

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

The shares were valued at $1,750,000 using the closing market price of our stock at February 21, 2012 of $0.35 per share. The transaction was initially recorded as Prepaid Consulting Expense, an asset; and as Accrued Consulting Fees Payable, a liability. The liability was subsequently eliminated with the common stock issuance on April 5, 2012. The related expense is being amortized over the six month term of the agreement on a straight-line basis. $884,722 and $1,263,722 was recorded to expense under the agreement for the three and six month periods ended June 30, 2012. The remaining unamortized balance at June 30, 2012 of $486,278 will be amortized over the remaining life of the agreement, which is the sooner of (a) the remainder of the original six month term, or (b) the occurrence of a merger or other reorganization pursuant to terms of the consulting agreement. In the event a merger transaction is consummated, the agreement will automatically continue for an additional 90 days with no additional consideration.

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

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

 All outstanding convertible debentures at June 30, 2012 totaling $650,000 are past due and are currently due on demand. No demands from the debenture holders have been made at this time.

The following table summarizes the convertible note balance as of June 30, 2012:
Balance at December 31, 2010	$969,870

Plus: accretion of original issue discount from warrants and beneficial conversion feature	260,130

Less: converstion of debt to common stock	(555,000)

Balance at December 31, 2011	675,000

Less: converstion of debt to common stock	(25,000)

Balance at June 30, 2012	$650,000

Note 6.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company no longer has a cash account. Going forward, the Company will have ongoing professional fees due in connection with its public company status and certain of these expenses have been paid by minority shareholders. As of June 30, 2012, $182,435 of the Company’s expenses have been paid on behalf of the Company by the minority shareholders. These advances are currently non-interest bearing and have no set repayment terms at this time.

Note 7.  Stockholders’ Equity

Stock Issuances

In conjunction with the 2008 private placement of convertible debt, a total of 23,407 and 54,261 common shares were issued for the conversion of debt ($25,000 in 2012 and $105,000 in 2011, respectively) at $2.50 per share and related accrued interest payments during the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, the Company issued 20,000 restricted common shares to a former officer of the Company to satisfy $30,000 in consulting fees payable.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Warrants

On December 15, 2011, the Board of Directors of the Company approved the extension of the expiration dates of the remaining Warrants issued to the debenture holders in 2008 to December 31, 2012 at a reduced exercise price of $1.50 per share in order to potentially raise capital in the future. As of June 30, 2012 and December 31, 2011, there were 2,311,671 warrants outstanding which are exercisable at $1.50 per share until December 31, 2012.

Note 8.  Related Party Transactions

The Company entered into a consulting agreement with AES, an entity owned by minority shareholders of the Company, in exchange for strategic and financial advisory consulting services. Refer to Note 4 Prepaid Consulting Agreement for details of this agreement and related transaction.

A minority shareholder agreed to pay legal and accounting fees totaling $125,000 during the six-month period ended June 30, 2012. Another minority shareholder also agreed to pay legal and accounting fees on behalf of the Company totaling $1,485 during the six month period ended June 30, 2012. Both transactions were recorded as a reduction of previously recorded accounts payable, and as non-interest bearing advances from shareholders. As of June 30, 2012 and December 31, 2011, $182,435 and $55,950 were due to minority shareholders, respectively.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2012 and 2011:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Basic loss per share calculation:
Net (loss) from continuing operations to common shareholders	$(916,508)	$(745,083)	$(1,344,496)	$(1,487,141)
Net (loss) from discontinued operations to common shareholders	-	(222,010)	-	(764,084)
Net (loss) to common shareholders	$(916,508)	$(967,093)	$(1,344,496)	$(2,251,225)

Weighted average of common shares outstanding	27,840,131	46,707,782	25,430,822	46,695,798

Net loss per share from continuing opeations	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Net loss per share from discontinued operations	$-	$(0.00)	$-	$(0.02)
Basic net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Diluted loss per share calculation:
Net (Loss) from continuing operations to common shareholders	$(916,508)	$(745,083)	$(1,344,496)	$(1,487,141)
Net (loss) from discontinued operations to comon shareholders	$-	$(222,010)	$-	$(764,084)
Net income (loss) to common shareholders	$(916,508)	$(967,093)	$(1,344,496)	$(2,251,225)

Weighted average of common shares outstanding	27,840,131	46,707,782	25,430,822	46,695,798
Convertible debentures (1) (1)	-	-	-	-
Warrants (1) (2)	-	-	-	-
Options (1) (3)	-	-	-	-
Diluted weighted average common shares outstanding	27,840,131	46,707,782	25,430,822	46,695,798
Diluted net loss per share from continuing operations	$(0.03)	$(0.02)	$(0.05)	$(0.03)
Diluted net loss per share frm discontinued operations	$-	$(0.00)	$-	$(0.02)
Diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)
At June 30, 2012 and 2011, there were outstanding convertible debentures equivalent to 260,000 and 450,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)
At June 30, 2012 and 2011, there were outstanding warrant equivalents of 2,311,671 common shares. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)
At June 30, 2012 and 2011, there were outstanding options equivalent to -0- and 260,750 common shares, respectively. The options are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

Note 10.  Subsequent Event

On July 31, 2012, Temple Mountain Energy, Inc., a Minnesota corporation (“TME”), executed an agreement with Trailblazer Resources, Inc. (“Trailblazer”), with regard to Trailblazer’s proposed acquisition of TME’s assets.  TME is a privately-held company with mineral leases, large mining permits and operational assets focused on oil sands mining and processing in the Vernal, Utah area.  Trailblazer would not acquire any of TME’s liabilities as a part of the asset purchase.

Trailblazer proposes to issue 26,500,000 shares of its common stock to TME for the purchased assets.  Such shares would represent approximately 48.6% of Trailblazer’s outstanding shares.  TME agrees to establish a Debt Retirement Escrow account for the purpose of retiring the debt retained by TME upon completion of the asset sale to Trailblazer.  TME agrees to deposit 1,500,000 of these shares into this escrow account, with an additional 1,500,000 shares to be contributed by Trailblazer.  TME will also establish an Environmental Liability Escrow and deposit 1,000,000 of the shares issued to it into that escrow account.

The agreement is contingent upon approval by TME’s shareholders by August 20, 2012.  Subject to the successful completion of due diligence by both parties and the successful completion of the regulatory process, the agreement binds Trailblazer and TME to an October 31, 2012 closing date.

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

On October 21, 2011, the Company sold all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock (the “ECC-C Sale”).  These shares were then cancelled, reducing the number of shares issued and outstanding of the Company to 22,720,228 on that date.  In addition, we changed the name of the Company to “Trailblazer Resources, Inc.” effective October 17, 2011. The Company is currently seeking  a private company as a possible acquisition or reverse acquisition target.

On July 31, 2012, we executed an agreement with Temple Mountain Energy, Inc., a Minnesota corporation (“TME”), with regard to our proposed acquisition of TME’s assets.  TME is a privately-held company with mineral leases, large mining permits and operational assets focused on oil sands mining and processing in the Vernal, Utah area.  We would not acquire any of TME’s liabilities as a part of the asset purchase.

We propose to issue 26,500,000 shares of our common stock to TME for the purchased assets.  Such shares would represent approximately 48.6% of our outstanding shares.  TME agrees to establish a Debt Retirement Escrow account for the purpose of retiring the debt retained by TME upon completion of the asset sale to us.  TME agrees to deposit 1,500,000 of these shares into this escrow account, with an additional 1,500,000 shares to be contributed by us.  TME will also establish an Environmental Liability Escrow and deposit 1,000,000 of the shares issued to it into that escrow account.

The agreement is contingent upon approval by TME’s shareholders by August 20, 2012.  Subject to the successful completion of due diligence by both parties and the successful completion of the regulatory process, the agreement binds us and TME to an October 31, 2012 closing date.

Results of Operations

We have presented all results of operations, assets and liabilities of ECC-C for all periods presented as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.

Selling, general and administrative expenses

We do not currently generate any revenues, but incur general and administrative expenses related to our status as a publicly-held company, such as legal and accounting fees along with transfer agent fees and other consulting costs.

Total general and administrative expenses were $909,777 and $1,327,742 for the three and six month periods ended June 30, 2012, respectively; compared to $622,266 and $1,251,557 for the three and six month periods ended June 30, 2011, respectively. Amortization expense on prepaid consulting agreements was $884,722 and $1,263,722 for the three and six month periods ended June 30, 2012; compared to $567,000 and $1,134,000 for the three and six month periods ended June 30, 2011, respectively. Increases in related amortization expense contributed $317,722 and $129,722 increases in general and administrative expenses. Other primary expense categories were: legal and accounting fees of $25,055 and $64,021 for the three and months ended June 30, 2012. While the Company is operating as a public shell, no director fees will be paid or accrued.

Interest Expense

Total interest expense for the three and six month periods ended June 30, 2012  was $6,731 and $16,754, respectively. Interest expense for the three and six month periods ended June 30, 2011 was $122,817 and $235,584, respectively. Interest expense has decreased due to the debt conversions that have taken place during this past year, along with beneficial conversion features and warrant discounts becoming fully amortized prior to 2012. Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $0 and $104,634 for the three month periods ended June 30, 2012 and 2011, respectively; and $0 and $198,997 for the six month periods ended June 30, 2012 and 2011, respectively.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three and six months ended June 30, 2012 and 2011.

Net loss from continuing operations

The Company’s net loss from continuing operations increased by $171,425 to $916,508 for the three month period ended June 30, 2012. The Company’s net loss from continuing operations decreased by $142,645 to $1,344,496 for the six month period ended June 30, 2012. The changes in our net loss for the 2012 three and six-month periods was due to the aforementioned increases in general and administrative expense offset by the aforementioned decreases in interest expense.

Discontinued operations

The operations of ECC-C are reflected as discontinued operations for the three and six month periods ended June 30, 2011. A detailed schedule of the net loss from discontinued operations is included in Note 2 to the Notes to Consolidated Financial Statements.

Net loss

The Company’s net loss decreased to $916,508 and $1,344,496 for the three and six month periods ended June 30, 2012, respectively from $967,093 and $2,251,225 during the three and six month periods ended June 30, 2011 due to the factors described above.

Liquidity and Capital Resources

At June 30, 2012, the Company had no cash and a working capital deficiency of $518,209.

Operating Cash Flows

There were no operating cash transactions during the six month period ended June 30, 2012. Certain expenses were paid directly by minority shareholders. Non-cash items comprising our $(1,344,496) net loss for the six month period ended June 30, 2012 consisted of amortization of prepaid consulting fees of $1,263,722; increase in accounts payable of $64,020; and an increase in accrued expenses of $16,754.  There was no cash provided or used by operating activities for the 2012 period, compared to $99,247 of cash used for operations during the six month period ended June 30, 2011. Most of the cash was used in connection with our discontinued operations of ECC-C.

Investing Cash Flows

Investing activities used $0 and $132,130 during the six months ended June 30, 2012 and 2011, respectively.  There were no investing transactions during the six month period ended June 30, 2012.

Financing Cash Flows

Financing activities provided $0 and $262,622 during the six months ended June 30, 2012 and 2011, respectively. There were no cash financing activities during the six month period ended June 30, 2012. Non-cash financing activities during the six months ended June 30, 2012 consisted of convertible debt converted to common stock of $25,000.

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

At June 30, 2012, Debentures totaling $650,000 remain outstanding on the shell company's balance sheet and are currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Going Forward

The illiquidity and continuing losses suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company.  This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability.  The Company will still need to convert, extend or otherwise renegotiate the terms of the Debentures described above. The Company is looking to receive limited funds from a shareholder to continue to operate as a public company while the Company looks for a target business. No terms have been formalized with this shareholder at this time.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

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

As of June 30, 2012, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2011, filed March 30, 2012.

Notwithstanding the material weaknesses that existed as of June 30, 2012, our President and Interim Chief Financial Officer concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 1A.     Risk Factors

Not applicable to smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration
April 5, 2012	4 accredited investors	5,000,000 shares of common stock	Compensation under consulting agreement
June 30, 2012	14 accredited investors	2,700 shares of common stock	$3,740 of accrued interest

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

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

           Not applicable.

Item 5.       Other Information

In its current report on Form 8-K filed August 3, 2012, the registrant had reported that its agreement with Temple Mountain Energy, Inc. (“TME”) was contingent upon approval by TME’s shareholders by August 10, 2012.  On August 13, 2012, the registrant and TME agreed to extend the August 10, 2012 date to August 20, 2012.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended June 30, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (5)

___________________________

(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.
(5)	To be filed by amendment.

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

TRAILBLAZER RESOURCES, INC.

Dated: August 14, 2012	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer