Form 10-Q/A
period 2012-06-30
TRAILBLAZER RESOURCES INC.
filed 2012-08-22
CIK 1119807

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s  Quarterly  Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”),  is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q  continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II.  OTHER INFORMATION

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

TRAILBLAZER RESOURCES, INC.

Dated: August 22, 2012	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer