Form 10-Q
period 2012-09-30
TRAILBLAZER RESOURCES INC.
filed 2012-11-14
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,075,162shares as of November 14, 2012.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2012

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Prepaid consulting expense	$-	$-
Total current assets	-	-

Property and equipment	-	-

Other assets	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt obligations	$625,000	$675,000
Accounts payable	143,489	186,467
Advances from shareholders	187,435	55,950
Accrued expenses	51,075	91,727
Total current liabilities	1,006,999	1,009,144

Total liabilities	1,006,999	1,009,144

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,075,162 and 23,019,175 shares issued
and outstanding, respectively	28,076	23,020
Additional paid-in capital	22,173,111	20,311,309
Accumulated deficit	(23,208,186)	(21,343,473)
Total stockholders' deficit	(1,006,999)	(1,009,144)

Total liabilities and stockholders' deficit	$-	$-

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

General and administrative expenses	510,765	3,069,157	1,838,507	4,320,714

Loss from operations	(510,765)	(3,069,157)	(1,838,507)	(4,320,714)

Other income (expense):
Interest expense	(9,452)	(78,070)	(26,206)	(313,654)
Interest income	-	-	-	-

Total other income (expense)	(9,452)	(78,070)	(26,206)	(313,654)

Loss from continuing operations before income taxes	(520,217)	(3,147,227)	(1,864,713)	(4,634,368)

Income tax provision (benefit)	-	-	-	-

Net loss from continuing operations	(520,217)	(3,147,227)	(1,864,713)	(4,634,368)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(965,517)	-	(1,729,601)

Net loss	$(520,217)	$(4,112,744)	$(1,864,713)	$(6,363,969)

Net loss per common share - basic and diluted:
Continuing operations	$(0.02)	$(0.07)	$(0.07)	$(0.10)
Discontinued operations	-	(0.02)	-	(0.04)
Net loss per common share - basic and diluted	$(0.02)	$(0.09)	$(0.07)	$(0.14)

Weighted average shares outstanding - basic and diluted	28,072,610	46,758,893	26,317,846	46,717,061

See notes to the consolidated financial statements.

TRAILBLAZERS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	For the nine Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,864,713)	$(6,363,969)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	-	364,083
Provision for losses on accounts receivable	-	309,635
Loss on asset disposal		258,546
Amortization of debt discount for imputed interest	-	3,437
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	-	260,130
Amortization of prepaid consulting expense	1,750,000	3,969,000
Discount for stock sold under employee stock purchase plan	-	3,052
Stock issued for interest payments	-	44,911
Stock issued for employee and director compensation	-	28,125
Stock option compensation expense	-	54,030
Changes in operating assets and liabilities:
Accounts receivable, net	-	170,024
Inventories, net	-	(2,198,198)
Other current assets	-	48,144
Accounts payable	88,507	159,324
Accounts payable - related party	-	(110,930)
Accrued expenses	26,206	26,445
Accrued payroll and payroll taxes	-	5,079
Customer deposits	-	3,234,519
Net cash used by operating activities	-	265,387

Cash flows from investing activities:
Purchase of property and equipment	-	(248,028)
Proceeds from sale of property and equipment	-	58,763
Net cash used in investing activities	-	(189,265)
Cash flows from financing activities:
Net borrowings (repayments) from lines of credit - bank	-	29,730
Net borrowings (repayments) from short-term notes payable	-	(405,000)
Proceeds on long-term debt	-	877,272
Payments on long-term debt	-	(456,019)
Proceeds from employee stock purchase plan	-	17,293
Net cash provided by financing activities	-	63,276

Net increase in cash and cash equivalents	-	139,398
Cash and cash equivalents:
Beginning of period	-	6,719
End of period	$-	$146,117

Supplemental cash flow information:
Cash paid during the period for Interest	$-	$152,461

Accounts payable paid directly by certain shareholders as advances	$131,485	$-
Accrued interest paid with common stock	$36,858	$-
Decrease in land and deferred income due to discounted land purchased from and s
sold to the City of Wisconsin Rapids		$(429,494)
Convertible debt converted to common stock	$50,000	$205,000
Accrued expenses paid with common stock	$30,000	$-
Common stock issued for prepaid consulting agreement	$1,750,000	$-

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

 The Company formerly engaged in the manufacture, sale, installation and service of fiberglass tank and piping products through ECC Corrosion, Inc. (“ECC-C”), a former wholly-owned subsidiary of the Company.  On September 2, 2011 the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities who were the majority shareholders of the Company at the time (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC-C Sale”).  On October 21, 2011, the Company completed the ECC-C Sale.  The results of operations of ECC-C for the three and nine month periods ended September 30, 2011, have been presented and classified as discontinued operations.

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

There were no new accounting standards issued or effective during the three months ended September 30, 2012 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Discontinued Operations

As described in Note 1, on September 2, 2011 the Board of Directors of the Company approved and on October 21, 2011 the Company completed the ECC-C Sale.

The Company has presented all results of operations of ECC-C for the three and nine month periods ended September 30, 2011 as discontinued operations, and the consolidated financial statements, including the notes, have been reclassified to reflect such segregation for all periods presented.  Prior to reclassification, the discontinued operations were reported in the consolidated financial statements of the Company and its wholly-owned subsidiaries ECC Corrosion, Inc. and Innovative Composite Solutions, LLC, after elimination of all intercompany accounts, transactions, and profits.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The loss from discontinued operations consists of the following:
	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Revenue	$-	$1,134,191	$-	$3,348,060
Cost of goods sold	-	993,138	-	2,918,893
Gross profit	-	141,053	-	429,167
Selling, general and administrative expenses	-	1,031,585	-	1,942,258
Loss from operations	-	(890,532)	-	(1,513,091)
Interest expense	-	(74,985)	-	(216,510)
Loss from discontinued operations, before tax	-	(965,517)	-	(1,729,601)
Income tax provision (benefit)	-	-	-	-
Loss from discontinued operations, net of tax	$-	$(965,517)	$-	$(1,729,601)
Note 3.  Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2012, the Company had a working capital deficiency of $1,006,999, an accumulated deficit of $23,208,186, and net losses of $520,217 and $1,864,713 for the three and nine month periods ended September 30, 2012.

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

The shares were valued at $1,750,000 using the closing market price of our stock at February 21, 2012 of $0.35 per share. The transaction was initially recorded as Prepaid Consulting Expense, an asset; and as Accrued Consulting Fees Payable, a liability. The liability was subsequently eliminated with the common stock issuance on April 5, 2012. The related expense is being amortized over the six month term of the agreement on a straight-line basis. $486,278 and $1,750,000 was recorded to expense under the agreement for the three and nine month periods ended September 30, 2012.

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

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

reclassification, consolidation, merger or sale; subdivision, combination or other dividend of the Company’s common stock.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

 All outstanding convertible debentures at September 30, 2012 totaling $625,000 are past due and are currently due on demand. No demands from the debenture holders have been made at this time. During the three months ended September 30, 2012, one note holder converted $25,000 of convertible debt for 10,000 shares of the Company’s common stock.

The following table summarizes the convertible note balance as of September 30, 2012:

Balance at December 31, 2011	$675,000

Less: converstion of debt to common stock	(50,000)

Balance at September 30, 2012	$625,000

Note 6.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company no longer has a cash account. Going forward, the Company will have ongoing professional fees due in connection with its public company status and certain of these expenses have been paid by minority shareholders. As of September 30, 2012, $187,435 of the Company’s expenses have been paid on behalf of the Company by the minority shareholders. These advances are currently non-interest bearing and have no set repayment terms at this time.

Note 7.  Stockholders’ Equity

Stock Issuances

In conjunction with the 2008 private placement of convertible debt, a total of 35,987 and 54,261 common shares were issued for the conversion of debt ($50,000 in 2012 and $105,000 in 2011, respectively) at $2.50 per share and related accrued interest payments during the nine months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012, the Company issued 20,000 restricted common shares to a former officer of the Company to satisfy $30,000 in consulting fees payable.

Warrants

On December 15, 2011, the Board of Directors of the Company approved the extension of the expiration dates of the remaining Warrants issued to the debenture holders in 2008 to December 31, 2012 at a reduced exercise price of $1.50 per share in order to potentially raise capital in the future. As of September 30, 2012 and December

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

31, 2011, there were 2,311,671 warrants outstanding which are exercisable at $1.50 per share until December 31, 2012.

Note 8.  Related Party Transactions

The Company entered into a consulting agreement with AES, an entity owned by minority shareholders of the Company, in exchange for strategic and financial advisory consulting services. Refer to Note 4 Prepaid Consulting Agreement for details of this agreement and related transaction.

A minority shareholder agreed to pay legal and accounting fees totaling $125,000 during the three-month period ended March 31, 2012. Another minority shareholder also agreed to pay legal and accounting fees on behalf of the Company totaling $6,485 during the nine month period ended September 30, 2012. These transactions were recorded as a reduction of previously recorded accounts payable, and as non-interest bearing advances from shareholders. As of September 30, 2012 and December 31, 2011, $187,435 and $55,950 were due to minority shareholders, respectively.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Basic loss per share calculation:
Net (loss) from continuing operations to common shareholders	$(520,217)	$(3,147,227)	$(1,864,713)	$(4,634,368)
Net (loss) from discontinued operations to common shareholders	-	(965,517)	-	(1,729,601)
Net (loss) to common shareholders	$(520,217)	$(4,112,744)	$(1,864,713)	$(6,363,969)

Weighted average of common shares outstanding	28,072,610	46,758,893	26,317,846	46,717,061

Net loss per share from continuing opeations	$(0.02)	$(0.07)	$(0.07)	$(0.10)
Net loss per share from discontinued operations	$-	$(0.02)	$-	$(0.04)
Basic net loss per share	$(0.02)	$(0.09)	$(0.07)	$(0.14)

Diluted loss per share calculation:
Net (Loss) from continuing operations to common shareholders	$(520,217)	$(3,147,227)	$(1,864,713)	$(4,634,368)
Net (loss) from discontinued operations to comon shareholders	$-	$(965,517)	$-	$(1,729,601)
Net income (loss) to common shareholders	$(520,217)	$(4,112,744)	$(1,864,713)	$(6,363,969)

Weighted average of common shares outstanding	28,072,610	46,758,893	26,317,846	46,717,061
Convertible debentures (1) (1)	-	-	-	-
Warrants (1) (2)	-	-	-	-
Options (1) (3)	-	-	-	-
Diluted weighted average common shares outstanding	28,072,610	46,758,893	26,317,846	46,717,061
Diluted net loss per share from continuing operations	$(0.02)	$(0.07)	$(0.07)	$(0.10)
Diluted net loss per share frm discontinued operations	$-	$(0.02)	$-	$(0.04)
Diluted net loss per share	$(0.02)	$(0.09)	$(0.07)	$(0.14)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)
At September 30, 2012 and 2011, there were outstanding convertible debentures equivalent to 250,000 and 410,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)
At September 30, 2012 and 2011, there were outstanding warrant equivalents of 2,311,671 common shares. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)
At September 30, 2012 and 2011, there were outstanding options equivalent to -0- and 260,750 common shares, respectively. The options are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

Note 10.  Acquisition Agreement

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

The agreement was contingent upon approval by TME’s shareholders. On September 4, 2012, TME notified the Company that a majority of the TME shareholders had approved the proposed acquisition with slight modifications to the deadline dates. The Company’s Board has approved those modifications.  Subject to completion of due diligence by both parties and the successful completion of the regulatory process, the agreement now binds the Company and TME to a December 17, 2012 closing date. However, no assurances can be made at this time that the transaction will close.

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

The agreement was contingent upon approval by TME’s shareholders. On September 4, 2012, TME notified the Company that a majority of the TME shareholders had approved the proposed acquisition with slight modifications to the deadline dates. The Company’s Board has approved those modifications.  Subject to completion of due diligence by both parties and the successful completion of the regulatory process, the agreement now binds the Company and TME to a December 17, 2012 closing date. However, no assurances can be made at this time that the transaction will close.

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

Total general and administrative expenses were $510,765 and $1,838,507 for the three and nine month periods ended September 30, 2012, respectively; compared to $3,069,157 and $4,320,714 for the three and nine month periods ended September 30, 2011, respectively. Amortization expense on prepaid consulting agreements was $486,278 and $1,750,000 for the three and nine month periods ended September 30, 2012; compared to $2,835,000 and $3,969,000 for the three and nine month periods ended September 30, 2011, respectively. Other primary expense categories were: legal and accounting fees of $24,487 and $88,507 for the three and nine months ended September 30, 2012. While the Company is operating as a public shell, no director fees will be paid or accrued.

Interest Expense

Total interest expense for the three and nine month periods ended September 30, 2012 was $9,452 and $26,206, respectively. Interest expense for the three and nine month periods ended September 30, 2011 was $78,070 and $313,654, respectively. Interest expense has decreased due to the debt conversions that have taken place during this past year, along with beneficial conversion features and warrant discounts becoming fully amortized prior to 2012. Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $0 and $61,133 for the three month periods ended September 30, 2012 and 2011, respectively; and $0 and $260,130 for the nine month periods ended September 30, 2012 and 2011, respectively.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three and nine months ended September 30, 2012 and 2011.

Net loss from continuing operations

The Company’s net loss from continuing operations decreased by $2,627,010 to $520,217 for the three month period ended September 30, 2012. The Company’s net loss from continuing operations decreased by $2,769,655 to $1,864,713 for the nine month period ended September 30, 2012. The changes in our net loss for the 2012 three and nine month periods was due to the aforementioned decreases in general and administrative expense and interest expense.

Discontinued operations

The operations of ECC-C are reflected as discontinued operations for the three and nine month periods ended September 30, 2011. A detailed schedule of the net loss from discontinued operations is included in Note 2 to the Notes to Consolidated Financial Statements.

Net loss

The Company’s net loss decreased to $520,217 and $1,864,713 for the three and nine month periods ended September 30, 2012, respectively from $3,147,227 and $4,634,368 during the three and nine month periods ended September 30, 2011 due to the factors described above.

Liquidity and Capital Resources

At September 30, 2012, the Company had no cash and a working capital deficiency of $1,006,999.

Operating Cash Flows

There were no operating cash transactions during the nine month period ended September 30, 2012. Certain expenses were paid directly by minority shareholders. Non-cash items comprising our $(1,864,713) net loss for the nine month period ended September 30, 2012 consisted of amortization of prepaid consulting fees of $1,750,000; increase in accounts payable of $88,507; and an increase in accrued expenses of $26,206.  There was no cash provided or used by operating activities for the 2012 period, compared to $265,387 of cash used for operations during the nine month period ended September 30, 2011. Most of the cash was used in connection with our discontinued operations of ECC-C.

Investing Cash Flows

Investing activities used $0 and $189,265 during the nine months ended September 30, 2012 and 2011, respectively.  There were no investing transactions during the nine month period ended September 30, 2012.

Financing Cash Flows

Financing activities provided $0 and $63,276 during the nine months ended September 30, 2012 and 2011, respectively. There were no cash financing activities during the nine month period ended September 30, 2012. Non-cash financing activities during the nine months ended September 30, 2012 consisted of convertible debt converted to common stock of $50,000.

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

At September 30, 2012, Debentures totaling $625,000 remain outstanding on the shell company's balance sheet and are currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

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

As of September 30, 2012, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2011, filed March 30, 2012.

Notwithstanding the material weaknesses that existed as of September 30, 2012, our President and Interim Chief Financial Officer concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 1A.     Risk Factors

Not applicable to smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we issued the unregistered securities set forth in the table below.

Date	Persons or Class of Persons	Securities	Consideration

July 31, 2012	1 accredited investor	10,000 shares of common stock	Shares issued upon conversion of debt

September 30, 2012	14 accredited investors	2,580 shares of common stock	Accrued interest paid to debenture holders for third quarter

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

Not applicable.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended September 30, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (5)

________________

(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.
(5)	To be fled by amendment.

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

TRAILBLAZER RESOURCES, INC.

Dated: November 13, 2012	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer