Form 10-K
period 2012-12-31
TRAILBLAZER RESOURCES INC.
filed 2013-04-15
CIK 1119807

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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
Yes [   ]   No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,804,630 as of June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  28,069,882 shares as of March 26, 2013.

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

TRAILBLAZER RESOURCES, INC.

ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED
DECEMBER 31, 2012

PART I
Item 1.      Business.

Overview and History

Trailblazer Resources, Inc., formerly Energy Composites Corporation (“we,” “us,” “our,” or the “Company”) currently is a holding company with no ongoing business operations.   We were incorporated on October 29, 1992 under the laws of the State of Nevada.  Prior to October 14, 2008, we were defined as a “shell” company whose sole purpose was to locate and consummate a merger or acquisition with a private entity.  As of October 14, 2008, we completed a reverse acquisition of Advanced Fiberglass Technologies, Inc., a Wisconsin corporation (“AFT”).  Pursuant to the reverse acquisition, we issued 28,750,000 shares of our common stock to AFT’s shareholders (approximately 72% of the then issued and outstanding common stock) and AFT’s shareholders gained voting control of our Company.  As a result of the reverse acquisition, we were no longer considered a “shell” company and AFT became our wholly-owned subsidiary.  On August 23, 2010, AFT changed its name to ECC Corrosion, Inc. (“ECC-C”).

ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”).  Founded in 1995 by Jamie and Jennifer Mancl, M&W was the operating entity that developed and operated ECC-C’s business.  In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: ECC-C.

On December 15, 2008, we closed a private offering of units consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2012, Debentures in the total principal amount of $5,745,000 have been converted into common stock of the Company.  The number of shares of common stock issued as principal and interest for these conversions has totaled 2,421,589 shares.

On March 8, 2010, the Company’s Board of Directors approved the temporary reduction of the exercise price of outstanding warrants to $2.50 per share from $5.00 per share. The temporary exercise price reduction was valid from March 22, 2010 through May 6, 2010.  After May 6, 2010, the warrants reverted back to their original terms. During 2010, the Company received $590,823 related to the exercise of 236,329 warrants to purchase its common stock at $2.50 per share from warrant holders.

  On August 3, 2010, the Company’s Board of Directors approved a debt for equity exchange transaction between M&W and the Company.  The transaction, which closed on August 13, 2010, resulted in the conversion of the outstanding principal and interest under the existing long-term note with M&W to common shares of the Company at $2.50 per share.  The principal balance of the note converted at August 13, 2010 was $970,770 and accrued interest was $5,455, which upon conversion resulted in the issuance of 390,490 restricted common shares of the Company.  The exchange resulted in a $970,770 reduction in the Company’s long-term debt obligations, a reduction in accrued expenses of $5,455, and an addition to stockholder's equity of $976,225.

On August 23, 2010, the Company entered into a Subscription Agreement with Jamie L. Mancl, pursuant to which Mr. Mancl agreed to make a $450,000 equity investment in the Company.  Pursuant to the agreement, Mr. Mancl purchased 180,000 shares of the Company's common stock at a price of $2.50 per share during 2010.

On September 7, 2010, the Company issued 207,506 restricted shares of common stock as payment in full of unsecured, short-term notes payable to five private investors (primarily existing shareholders) in connection with financing to fund operations.  The principal balance of the notes and accrued interest converted under the agreements was $500,000 and $18,763, respectively.  The exchange resulted in a $500,000 reduction in short-term debt obligations, a reduction in accrued expenses of $18,763 and a $518,763 addition to stockholder's equity.

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

On December 15, 2011, the Board of Directors extended the expiration date of the remaining 2,311,671 Warrants that had been issued in connection with the convertible Debentures in 2008 to December 31, 2012 and reduced the exercise price to $1.50 per share.  Since December 31, 2012, the expiration date has been extended several times. The warrants currently expire on June 30, 2013.

Our Plan of Operations

Due to the disposition of ECC-C, our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable acquisition target for the Company.

On July 20, 2012, we executed an agreement with Temple Mountain Energy, Inc., a Minnesota corporation (“TME”), with regard to our proposed acquisition of TME’s assets.  TME is a privately-held company with mineral leases, large mining permits and operational assets focused on oil sands mining and processing in the Vernal, Utah area.  We would not assume any of TME’s liabilities as a part of the asset purchase.

Under the terms of the proposed agreement, we would issue an aggregate 28,000,000 shares of our common stock, of which 26,500,000 would be issued to TME for the purchased assets.  TME would establish a Debt Retirement Escrow account for the purpose of retiring the debt retained by TME upon completion of the asset sale to us and deposit 1,500,000 of the 26,500,000 shares into this escrow account, with 1,500,000 shares being contributed by us.  TME would also establish an Environmental Liability Escrow and deposit 1,000,000 of the 26,500,000 shares issued to it into that escrow account.

The agreement was contingent upon approval by TME’s shareholders.  Subject to the successful completion of due diligence by both parties and the successful completion of the regulatory process, the agreement, as amended, bound Trailblazer and TME to an April 30, 2013 closing date.    On April 12, 2013, we determined not to proceed with the proposed transaction since the results of our due diligence investigation were not satisfactory.

Employees

As of the date of this report, we did not have any employees.

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
	Bid Prices ($)
	High	Low
2011 Fiscal Year:
March 31, 2011	$1.10	$0.30
June 30, 2011	$1.50	$0.20
September 30, 2011	$0.85	$0.30
December 31, 2011	$1.01	$0.10

2012 Fiscal Year:
March 31, 2012	$0.60	$0.11
June 30, 2012	$0.36	$0.11
September 30, 2012	$0.45	$0.17
December 31, 2012	$0.44	$0.05

On April 9, 2013, the closing bid price for the common stock was $0.80.

Holders

The number of record holders of our common stock, as of March 26, 2013, was 189 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2012, $13,039 of interest on our outstanding convertible debentures had accrued.  We had not yet issued the 5,216 shares of common stock to pay this accrued interest at December 31, 2012.

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

The Company had one operating subsidiary, ECC Corrosion, Inc. (“ECC-C”), which was sold on October 21, 2011 due to the continuing losses that the Company had incurred since the reverse acquisition in October 2008. Formerly known as Advanced Fiberglass Technologies (“AFT”), ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”). Founded in 1995 by Jamie and Jennifer Mancl, M&W was the operating entity that developed and operated AFT’s business. In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  On September 1, 2010, AFT changed its name to ECC Corrosion, Inc.

On October 21, 2011, the Company sold all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock (the “ECC-C Sale”). These shares were then cancelled, reducing the number of shares issued and outstanding of the Company to 22,752,955. In addition, we changed the name of the Company to “Trailblazer Resources, Inc.” effective October 17, 2011.

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

Total general and administrative expenses were $1,862,411 for the fiscal year ended December 31, 2012 and $4,296,771 for the fiscal year ended December 31, 2011,

For the 2012 fiscal year, legal and accounting fees were $112,411, compared to $258,466 for 2011.  The decrease is due to limited activity requiring legal and accounting services, except for compliance activities associated with maintaining the Company’s public shell company.

A significant portion of the Company’s 2012 general and administrative expenses was due to $1,750,000 of consulting expense amortization, related to the Company’s consulting agreement with Advanced Equity Solutions, Inc., an entity owned by minority shareholders of the Company. The expense was paid in shares and valued based on the market price of the shares on the date issued.

A significant portion of the Company’s 2011 general and administrative expenses was due to $3,969,000 of consulting expense amortization. In 2010, we issued 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority stockholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012. These shares were valued at $4,725,000, determined based on the market price of shares on the date of issuance. The expense was being amortized over the 25-month period of the contract but was written off in its entirety in 2011 because it was determined that the financial advisory consulting services would be of no further value to the Company as a shell.

We also incurred $0 and $52,500 for director stock compensation for the years ended December 31, 2012 and 2011, respectively. Due to the Company divesting all of its operations during 2011, the Board of Directors agreed to stop receiving compensation for their services effective May 31, 2011.

Other income (expense)

Other income and expense consists of interest expense, which in 2011, included non-cash amortization of deferred financing costs and non-cash amortization of beneficial conversion features and warrant discounts associated with convertible debt. Total interest expense for the 2012 fiscal year was $38,228, as compared to $327,994 for the 2011 fiscal year.  Interest expense has been decreasing due to the debt conversions that have taken place during this past year, and the aforementioned beneficial conversion features and warrant discounts becoming fully amortized in 2011.

Non-cash amortization of debt discounts for warrants and beneficial conversion feature related to the convertible debt was $0 and $260,130 for 2012 and 2011, respectively.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was deemed more likely than not, that the net deferred tax assets would not be realized. Since 2009, the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the years ended 2012 and 2011.

Net loss from continuing operations

The Company’s net loss from continuing operations was $1,900,639 and $4,624,765 for the years ended December 31, 2012 and 2011, respectively. The decrease in our net loss was primarily due to the costs of undertaking the ECC-C sale, and the write-off of the remaining balance of the prepaid consulting contract in 2011 and a decrease in interest expense in 2012 as compared to 2011. In 2012, we had limited operating expenses as a shell company.

Discontinued operations

The Company’s net loss from discontinued operations was $0 and $1,849,905 for the years ended December 31, 2012 and 2011, respectively. All discontinued operations ceased in October 2011. The operations of

ECC-C are reflected as discontinued operations in 2011, as described in Note 2 to the Notes to Consolidated Financial Statements.

Net loss

The Company’s net loss decreased from $6,474,670 in 2011 to a loss of $1,900,639 in 2012 due to the factors described above.

Liquidity and Capital Resources

At December 31, 2012, the corporate shell Company had only $5,001 of cash and a working capital deficiency of $993,092.

Operating Cash Flows

Operating activities used $64,999 in cash during the 2012 fiscal year compared to providing $43,069 during the 2011 fiscal year.

Investing Cash Flows

Investing activities used $0 and $199,039 of cash for the years ended December 31, 2012 and 2011, respectively.  Primary investing sources and uses of cash, in 2011, were purchases of equipment of $248,030, and proceeds from sales of property and equipment of $58,649. There were no investing activities in 2012.

Financing Cash Flows

Financing activities provided $70,000 and $149,251 of cash for the years ended December 31, 2012 and 2011, respectively. Financing cash activity in 2012 consisted of shareholder advances.  In 2011, $877,272 was added in new long-term debt agreements and net borrowing on a line of credit, which was used toward the repayment of $745,314 of short term notes, line of credit and long-term debt.  In addition, the Company received $17,293 in proceeds from the sale of its stock through its employee stock purchase plan.

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

At December 31, 2012, Debentures totaling $625,000 remain outstanding on the shell company's balance sheet and were due.  Debentures in the aggregate principal amount of $5,745,000 have been converted to common stock as of December 31, 2012. Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Going Forward

The illiquidity suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company. This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability. The Company will still need to convert, extend or otherwise renegotiate the terms of the Debentures described above. The Company is relying upon the limited funds from shareholders to continue to operate as a public company in good standing while the Company looks for a target business.

On February 21, 2013, we established a revolving convertible promissory note in the amount of $250,000 with Diversified Equities Partners, LLC (“DEP”), a shareholder and entity owned by a minority shareholder of the Company.  Under the terms of the note, DEP has agreed to make advances to us during a three-year period.  Interest accrues on the unpaid principal balance at the rate of 8% per annum and is to be paid quarterly beginning May 31, 2013.  All outstanding and unpaid principal and all outstanding and accrued unpaid interest shall become due and payable on February 21, 2016.  We may prepay the note at any time without penalty and re-borrow under the note.  DEP has the right to convert all or any portion of the note into shares of our common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343 in the aggregate.

While we believe that proceeds of this loan from DEP will be sufficient to cover our ongoing general and administrative expenses, we would likely need to seek additional funding for operations if we were to consummate an acquisition.  Our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable acquisition target for the Company.  We cannot give any assurance that we will be successful in this effort or that if a suitable acquisition target is obtained, it will result in profitable operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements.

Item 7A.         Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.            Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trailblazer Resources, Inc.

We have audited the accompanying consolidated balance sheets of Trailblazer Resources, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  Trailblazer Resources, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trailblazer Resources, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2012 and 2011, had an accumulated deficit at December 31, 2012 and 2011, and the Company has no foreseeable source of revenue.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann LLC

Edina, Minnesota
April 15, 2013

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$5,001	$-
Total current assets	5,001	-

Other assets	-	-
Total assets	$5,001	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Current portion of long-term debt obligations	$625,000	$675,000
Accounts payable	106,363	186,467
Advances from shareholders	193,466	55,950
Accrued expenses	73,264	91,727
Total current liabilities	998,093	1,009,144

Long-term advances from shareholders	60,000	-

Total liabilities	1,058,093	1,009,144

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,069,882 and 23,019,175 shares issued
and outstanding, respectively	28,070	23,020
Additional paid-in capital	22,162,950	20,311,309
Accumulated deficit	(23,244,112)	(21,343,473)
Total stockholders' deficit	(1,053,092)	(1,009,144)

Total liabilities and stockholders' deficit	$5,001	$-

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31	December 31
	2012	2011

Revenue	$-	$-

General and administrative expenses	1,862,411	4,296,771

Loss from operations	(1,862,411)	(4,296,771)

Other income (expense):
Interest expense	(38,228)	(327,994)

Total other income (expense)	(38,228)	(327,994)

Loss from continuing operations before income taxes	(1,900,639)	(4,624,765)

Income tax provision (benefit)	-	-

Net loss from continuing operations	(1,900,639)	(4,624,765)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(1,849,905)

Net loss	$(1,900,639)	$(6,474,670)

Net loss per common share - basic and diluted:
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	-	(0.04)
Net loss per common share - basic and diluted	$(0.07)	$(0.15)

Weighted average shares outstanding - basic and diluted	26,757,555	42,028,798

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance at December 31, 2010	46,659,800	$46,661	$18,576,546	$(14,868,803)	$3,754,404

Restricted stock issued as directors' compensation	100,000	100	149,900		150,000
Stock issued under Employee Share Purchase Plan	32,335	32	20,313		20,345
Stock options compensation expense			(239)		(239)
Shares returned and retired upon divestiture of ECC-C
operating entity to the majority shareholder	(24,039,180)	(24,039)	876,183		852,144
Convertible debt converted to common stock	222,000	222	554,778		555,000
Stock issued for interest owed on convertible debt	19,386	19	48,369		48,388
Restricted stock issued as employee compensation	24,834	25	85,459		85,484
Net loss				(6,474,670)	(6,474,670)

Balance at December 31, 2011	23,019,175	$23,020	$20,311,309	$(21,343,473)	$(1,009,144)

Convertible debt converted to common stock	20,000	20	49,980		50,000
Stock issued for interest owed on convertible debt	10,707	10	26,681		26,691
Restricted stock issued for consulting services	5,020,000	5,020	1,774,980		1,780,000
Net loss				(1,900,639)	(1,900,639)
Balance at December 31, 2012	28,069,882	$28,070	$22,162,950	$(23,244,112)	$(1,053,092)

See notes to the consolidated financial statements.

TRAILBLAZERS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,900,639)	$(6,474,670)
Adjustments to reconcile net loss to net cash provided
(used) by operating activities:
Depreciation and amortization	-	392,138
Provision for losses on accounts receivable	-	309,635
Loss on asset disposal	-	258,546
Amortization of debt discount for imputed interest	-	3,716
Amortization of discount for warrants and beneficial conversion
feature on convertible debt	-	260,130
Amortization of prepaid consulting expense	1,750,000	3,969,000
Discount for stock sold under employee stock purchase plan	-	3,052
Stock issued for interest payments	-	48,388
Stock issued for employee and director compensation	-	235,484
Stock option compensation expense	-	(239)
Changes in operating assets and liabilities:
Accounts receivable, net	-	301,139
Inventories, net	-	(2,516,064)
Other current assets	-	38,524
Accounts payable	47,412	325,896
Accounts payable - related party	-	(77,580)
Accrued expenses	38,228	(41,136)
Accrued payroll and payroll taxes	-	(135,953)
Customer deposits	-	3,143,063
Net cash provided (used) by operating activities	(64,999)	43,069

Cash flows from investing activities:
Purchase of property and equipment	-	(248,030)
Cash divested with discontinued operations	-	(9,658)
Proceeds from sale of property and equipment	-	58,649
Net cash used in investing activities	-	(199,039)

Cash flows from financing activities:
Increase in advances from shareholders	70,000	-
Net repayments from lines of credit - bank	-	(113,900)
Net repayments from short-term notes payable	-	(171,403)
Proceeds on long-term debt	-	877,272
Payments on long-term debt	-	(460,011)
Proceeds from employee stock purchase plan	-	17,293
Net cash provided by financing activities	70,000	149,251

Net increase in cash and cash equivalents	5,001	(6,719)
Cash and cash equivalents:
Beginning of period	-	6,719
End of period	$5,001	$-

Supplemental cash flow information:
Cash paid during the period for Interest	$-	$232,857

Accounts payable paid directly by certain shareholders as advances	$127,516	$55,950
Accrued interest paid with common stock	$26,691	$-
Decrease in land and deferred income due to discounted land purchased from and
sold to the City of Wisconsin Rapids	$-	$(429,494)
Convertible debt converted to common stock	$50,000	$555,000
Accrued expenses paid with common stock	$30,000	$-
Common stock issued for prepaid consulting agreement	$1,750,000	$-
Net assets and liabilities divested with ECC-C	$-	$852,144

See notes to the consolidated financial statements.

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business

Trailblazer Resources, Inc., formerly Energy Composites Corporation (the “Company”), is a public company shell that is seeking a business opportunity. We currently have no on-going business operations.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2012 and 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2011.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expense amounted to $0 and $1,057 for the years ended December 31, 2012 and 2011, respectively.

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

Share-based compensation activity during 2012 and 2011 is further described in Note 7.

Fair Value of Financial Instruments

The Company’s financial instruments included on the balance sheet and in discontinued operations include cash, accounts receivable, accounts payable, and debt. Fair values of financial instruments were assumed to approximate cost or carrying values as interest rates on debt approximate current rates and the assets and liabilities are short-term in nature.

At December 31, 2012 and 2011, it is deemed impracticable to estimate the fair value of the Company’s debt, as quoted market prices are not available, a valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of the debt held by the Company.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2012 and 2011, there were no adjustments to net loss to arrive at comprehensive loss.

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

Note 2.                      Discontinued Operations

 On September 2, 2011, the Board of Directors of the Company approved, and on October 21, 2011, the Company completed the sale of its wholly-owned subsidiary, ECC-C to its majority shareholder group (the “Acquiror”) in exchange for substantially all (24,039,180 shares) of the Company’s common stock owned by the Acquiror (the “ECC-C Sale”). Upon the closing of the ECC-C Sale, the shares surrendered were cancelled and the number of shares of the Company’s outstanding stock was reduced to 22,752,955. Substantially all liabilities of ECC-C were assumed by the Acquiror and approval was received from ECC-C’s bank (secured creditor) to release the Company from their guarantee of the secured bank debt.  After the completion of this transaction, the Company has no ongoing activities and thus, has become a public company shell.

The Company’s consolidated financial statements and related footnote disclosures reflect the ECC-C business as discontinued operations.  The net loss associated with the ECC-C business for 2011, net of applicable income taxes is shown as loss from discontinued operations for all periods presented in accordance with ASC 205-20.

The assets sold and liabilities transferred had respective carrying values of $8,801,506 and $9,653,650 as of October 21, 2011. The net excess of liabilities transferred over assets sold totaled $852,144 and was recorded as an increase to additional paid in capital since the sale was with a commonly controlled group. Therefore, no gain was recorded on the sale.

The loss from discontinued operations consists of the following:

Year ended
December 31,
2011
Revenue	$3,448,213
Cost of goods sold	3,063,867
Gross profit	384,346
Selling, general and administrative expenses	2,001,395
Loss from operations	(1,617,049)
Interest expense	(232,856)
Loss from discontinued operations, before tax	(1,849,905)
Income tax provision (benefit)	-
Loss from discontinued operations, net of tax	$(1,849,905)

Note 3.   Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2012, the Company had a working capital deficiency of $993,092, a net loss of $1,900,939 for the year ended December 31, 2012, and an accumulated deficit of $23,244,112.

The Company has limited financial resources, has been unprofitable since its inception and currently has no source of revenue generating activities.   These factors raise substantial doubt about its ability to continue as a going concern. Management plans to rely on advances from certain shareholders to fund its ongoing obligations, however, there is no guarantee that the Company will be able to obtain an adequate amount of funding. If the Company is unable to obtain the necessary funding, the Company may have to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4.  Prepaid Consulting Expense

On August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC (“DEP”), a shareholder and an entity owned by a minority shareholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share with the credit recorded to Common Stock and Additional Paid-In Capital and the debit recorded to Prepaid Consulting Expense.  The expense was being amortized over the 25-month period of the contract, but was written off in its entirety on September 30, 2011 because it was determined that the financial advisory consulting services would be of no further value to the Company as a shell.  For the years ended December 31, 2012 and 2011, consulting amortization expense was $0 and $3,969,000, respectively and is classified in general and administrative expenses.

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

The shares were valued at $1,750,000 using the closing market price of our stock at February 21, 2012 of $0.35 per share. The transaction was initially recorded as Prepaid Consulting Expense and Accrued Consulting Fees Payable. The payable was subsequently eliminated with the common stock issuance on April 5, 2012, and related prepaid was amortized over the six month term of the agreement on a straight-line basis, resulting in the expensing of the full $1,750,000 during the year ended December 31, 2012.

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

At issuance, each warrant was immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or other dividend of the Company’s Common Stock.

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

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the convertible note balance as of December 31, 2012 and 2011:

Balance at January 1, 2011	$969,870

Plus: accretion of original issue discount from warrants and beneficial conversion feature	260,130

Less: converstion of debt to common stock	(555,000)

Balance at December 31, 2011	$675,000

Less: converstion of debt to common stock	(50,000)

Balance at December 31, 2012	$625,000

All outstanding convertible debentures at December 31, 2012 totaling $625,000 are past due and are currently due on demand.

The effective annual interest rate for the years ended December 31, 2012 and 2011 was 6% and 35%, respectively. The significantly higher effective interest rate in 2011, is primarily due to the amortization of the discount recorded against the debt for the detachable warrants and beneficial conversion feature.

Note 6.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders. Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of December 31, 2012 and 2011, $253,466 and $55,940, respectively, of the Company’s expenses has been paid on behalf of the Company by the certain shareholders. $125,000 of the December 31, 2012 balance bears a 3.5% interest rate, and is due upon demand. The remaining December 31, 2012 and entire 2011 advance balances are non-interest bearing and due on demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into advances under a convertible line of credit from DEP, a shareholder and entity owned by a minority shareholder, through February 2016. As a result, the refinanced advances are being shown as long-term at December 31, 2012 on the accompanying balance sheet.

Note 7.  Stockholders’ Equity

Converted Debt

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the private placement of convertible debt in 2008, $50,000 and $555,000 of the debt was converted to common shares of the Company during the years ended December 31, 2012 and 2011, respectively, at $2.50 per share.  A total of 30,707 and 241,386 common shares were issued for the debt and related interest on the debt during the years ended December 31, 2012 and 2011, respectively.

Warrants

On December 15, 2011, the Board of Directors of the Company approved the extension of the expiration dates of the remaining Warrants to December 31, 2012 at a reduced exercise price of $1.50 per share in order to potentially raise capital in the future. On December 31, 2012, the Board of Directors approved an extension of all outstanding warrant expiration dates to April 30, 2013. On March 18, 2013, the Board of Directors approved the further extension of the expiration date of all of its outstanding warrants to June 30, 2013. As of December 31, 2012, there were 2,311,671 Warrants outstanding, which are exercisable at $1.50 per share until April 30, 2013. All of these warrants remained outstanding in March 2013 and were extended until June 30, 2013.

Stock Issuances

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

Pursuant to the Company’s Director Compensation Plan, the Company, on October 27, 2011, issued 100,000 common shares to directors valued at $150,000 for services rendered for the period from June 2010 to May 2011. In January 2012, the Company granted 20,000 shares of common stock to a former director in settlement of $30,000 in accrued director compensation.

Employee Stock Purchase Plan

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

All of the employees holding options as of October 21, 2011 were terminated in conjunction with the ECC-C Sale, resulting in forfeiture of all unvested stock options. Vested options for the purchase of 60,500 were exercisable at a weighted exercise price of $3.24 through January 2012. None of these options were ultimately exercised, and thus expired in January 2012.

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

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No stock options were granted during the years ended December 31, 2012 and 2011.

The Company recorded expense (benefit) related to stock option awards of $0 and ($239) for the years ended December 31, 2012 and 2011, respectively.  The following table summarizes information about the Company’s stock options as of December 31, 2012 and 2011 and changes during the years ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value(1)

Outstanding December 31, 2010	619,500	$3.32	9.34	-
Granted	-	$-	-	-
Canceled or expired	(559,000)	$(3.32)	(9.26)	-
Exercised	-	$-	-	-
Outstanding December 31, 2011	60,500	$3.24	0.08	-
Granted	-	$-	-	-
Canceled or expired	(60,500)	$(3.24)	-	-
Exercised	-	$-	-	-
Outstanding December 31, 2012	-	$-	-	-

Exerecisable at December 31, 2012	-	$-

(1)	The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The Company’s employees were terminated with the ECC-C divestiture on October 21, 2011 and there was no remaining stock option expense to record subsequent to December 31, 2011. All unvested options were cancelled on October 21, 2011 and the remaining vested options remained exercisable until January 21, 2012.

Note 8.  Income Taxes

The income tax provision (benefit) consisted of the following for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Current	$-	$-
Deferred tax benefit	(59,000)	(1,707,000)
Subtotal	(59,000)	(1,707,000)
Change in valuation allowance	59,000	1,707,000
Total income tax expense (benefit)	$-	$-

At December 31, 2012 and 2011, the Company reviewed all available evidence pertaining to the realization of the Company’s recorded deferred tax assets. The negative evidence available to the Company at December 31, 2012 and 2011 included the Company’s continued significant operating losses recorded through December 31, 2012 and 2011 and the divestiture of the Company’s only operating business on October 31, 2011.  Based on the weighting of the evidence, the Company concluded that a full valuation allowance was continued to be needed as of December 31, 2012 and 2011. Also, due to the divestiture of ECC-C on October 21, 2011, any remaining net

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets attributable to the subsidiary (approximately $2,742,000) were removed from the Company’s financial statements.

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	Years ended December 31,
	2012	2011

Deferred tax assets:
Accruals and reserves	$1,000	$13,000
Expenses related to warrants and options	1,550,000	1,550,000
Net operating loss carryforwards	1,870,000	1,799,000
Total deferred tax assets	$3,421,000	$3,362,000

Less: valuation allowance	(3,421,000)	(3,362,000)
Net deferred income tax assets	$-	$-

As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $4,757,000 expiring in various years from 2028 through 2032. Due to the significant ownership change that occurred with the divestiture of ECC-C on October 21, 2011, these federal operating loss carryforwards will likely be severely limited after a U.S. Internal Revenue Code Section 382 study is performed if the Company becomes profitable in the future.

The reconciliation of the tax provision (benefit) compared at the statutory rate to the effective tax rate is as follows for the years ended December 31:

	2012	2011
Statutory U.S. federal income tax rate	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	5.3%	5.3%
Permanent differences	(36.2%)	(20.5%)
	3.1%	18.8%
Valuation allowances	(3.1%)	(18.8%)
Effective income tax rate	0.0%	0.0%

Note 9.  Related Party Transactions

As detailed in Note 4, on August 24, 2010, the Company’s Board of Directors approved the issuance of 3,375,000 restricted shares of common stock to Diversified Equities Partners, LLC, an entity owned by a minority shareholder of the Company, as a non-refundable retainer for financial advisory consulting services to be rendered through September 30, 2012.  These shares were valued at $4,725,000 using the closing market price of our stock on August 24, 2010 of $1.40 per share.  The expense was being amortized over the 25-month period of the contract, and was fully written off in 2011. $3,969,000 was recorded to expense under the contract for the year ended December 31, 2011.

The Company entered into a consulting agreement with AES, an entity owned by minority shareholders of the Company, in exchange for strategic and financial advisory consulting services and issued 5,000,000 restricted shares of common stock valued at $1,750,000 using the closing market price of $0.35 on the date the agreement was executed. The expense was recognized all during 2012 over the term of the contract.

During 2012, minority shareholders agreed to pay legal and accounting fees, totaling $127,516, on behalf of the Company and advanced cash funds aggregating $70,000.These transactions were recorded as advances from shareholders. As of December 31, 2012 and 2011, $253,466 and $55,950 were due to minority shareholders, respectively. $125,000 of the December 31, 2012 balance bears a 3.5% interest rate, and is due upon demand. The remaining December 31, 2012 and entire 2011 advance balances are non-interest bearing and due on demand.

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced under a convertible line of credit, as discussed further in Note 13.

Note 10.  Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, we are not currently involved in any pending or threatened legal proceedings.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2012 and 2011:

	2012	2011

Basic loss per share calculation:
Net (loss) from continuing operations to common shareholders	$(1,900,639)	$(4,624,765)
Net (loss) from discontinued operations to common shareholders	-	(1,849,905)
Net (loss) to common shareholders	$(1,900,639)	$(6,474,670)

Weighted average common shares outstanding	26,757,555	42,028,798

Net loss per share from continuing opeations	$(0.07)	$(0.11)
Net loss per share from discontinued operations	$-	$(0.04)
Basic net loss per share	$(0.07)	$(0.15)

Diluted loss per share calculation:
Net (Loss) from continuing operations to common shareholders	$(1,900,639)	$(4,624,765)
Net (loss) from discontinued operations to comon shareholders	$-	$(1,849,905)
Net income (loss) to common shareholders	$(1,900,639)	$(6,474,670)

Weighted average common shares outstanding	26,757,555	42,028,798
Convertible debentures (1) (1)	-	-
Warrants (1) (2)	-	-
Options (1) (3)	-	-
Diluted weighted average common shares outstanding	26,757,555	42,028,798
Diluted net loss per share from continuing operations	$(0.07)	$(0.11)
Diluted net loss per share frm discontinued operations	$-	$(0.04)
Diluted net loss per share	$(0.07)	$(0.15)

The following common stock equivalents have been excluded from the diluted per share calculations because they are anti-dilutive:

TRAILBLAZERS RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1).         At December 31, 2012 and 2011, there were outstanding convertible debentures and related accrued interest equivalent to 278,506 and 293,891 common shares respectively.

(2).         At both December 31, 2012 and 2011, there were outstanding warrant equivalents of 2,311,671.

(3).         At December 31, 2012 there were no outstanding option equivalents. At December 31, 2011, there were outstanding option equivalents of 60,500.

Note 12.  Acquisition Agreement

On July 20, 2012, Temple Mountain Energy, Inc., a Minnesota corporation (“TME”), executed an agreement with Trailblazer Resources, Inc. (“Trailblazer”), with regard to Trailblazer’s proposed acquisition of TME’s assets.  TME is a privately-held company with mineral leases, large mining permits and operational assets focused on oil sands mining and processing in the Vernal, Utah area.  Trailblazer would not assume any of TME’s liabilities as a part of the asset purchase.

Under the terms of the proposed acquisition, Trailblazer will issue 26,500,000 shares of its common stock to TME for the purchased assets.  Such shares would represent approximately 48.6% of Trailblazer’s outstanding shares.  In addition, TME agreed to establish a Debt Retirement Escrow account for the purpose of retiring the debt retained by TME upon completion of the asset sale to Trailblazer.  TME has further agreed to deposit 1,500,000 of these shares into this escrow account, with an additional 1,500,000 shares to be contributed by Trailblazer.  TME will also establish an Environmental Liability Escrow and deposit 1,000,000 of the shares issued to it into that escrow account.

The agreement was contingent upon approval by TME’s shareholders.  Subject to completion of due diligence by both parties and the successful completion of the regulatory process, the agreement bound the Company and TME to a January 31, 2013 closing date, which was subsequently extended to April 30, 2013.  On April 12, 2013, the Board of Directors voted not to proceed with the proposed transaction (Note 13).

Note 13.  Subsequent Events

On February 16, 2013 and March 18, 2013, the Board of Directors of Trailblazer Resources, Inc. approved the extension of the expiration date of all of its 2,311,671outstanding warrants to May 31, 2013 and June 30, 2013, respectively.

On February 21, 2013, the Company established a revolving convertible promissory note in the amount of $250,000 with Diversified Equities Partners, LLC (“DEP”), a shareholder and entity owned by a minority shareholder of the Company.  Under the terms of the note, DEP has agreed to make advances to the Company during a three-year period.  Interest accrues on the unpaid principal balance at the rate of eight percent per annum and is to be paid quarterly beginning May 31, 2013.  All outstanding and unpaid principal and all outstanding and accrued unpaid interest shall become due and payable on February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the note.  DEP has the right to convert all or any portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343 in the aggregate.

On February 16, 2013 and  March 18, 2013, the Board of Directors of Trailblazer Resources, Inc. approved the extensions of the deadline by which to close its proposed transaction with Temple Mountain Energy, Inc. to March 11, 2013 and  April 30, 2013, respectively.  On April 12, 2013, the Company's Board of Directors voted not to proceed with the proposed transaction with Temple Mountain Energy, Inc.

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

As of December 31, 2012, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2012, our President has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2012.

As a result of our material weakness described below, management has concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2012:

•	With the Company now operating as a shell company, there is a lack of segregation of duties within the accounting and financial reporting process.
•	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our sole officer must rely on such documentation.

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

Changes in Internal Control over Financial Reporting

During the period covered by this annual report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Our directors and officers, and their ages as of the date of this report, are as follows:

Name	Age	Current Position with Company
Samuel W. Fairchild	58	President, Interim Chief Financial Officer and Director
Mark Huelskamp	58	Director
Michael T. Murray	63	Corporate Secretary and Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2012, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners, except as follows:  Mark Huelskamp filed a Form 4 in April 2013 to report transactions that occurred in July 2012 and Samuel Fairchild filed Forms 4 in April 2013 to report transactions that occurred in March 2011 and July 2012.

Item 11.           Executive Compensation.

The following table sets forth information regarding the remuneration of our principal executive officer and our executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years:
Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Samuel Fairchild, Chief Executive Officer (1)	2012	-	-	-	-	-	-
	2011	-	-	-	-	-	-
Jamie Mancl, President (2)	2012 2011	- 74,905	- -	- -	- -	- 8,360 (3)	- 83,265
Kenneth Iwinski, General Counsel and Secretary (4)	2012 2011	- 76,923	-	- 60,484 (5)	- -	- 8,360 (6)	- 145,767
__________________
(1)	Mr. Fairchild previously served as our Chief Executive Officer from October 2008 to June 1, 2010 and has been serving again since October 21, 2011.
(2)	Mr. Mancl resigned as our President on October 21, 2011.
(3)	Other compensation for Mr. Mancl during 2011 is comprised solely of amounts paid for health insurance.
(4)	Mr. Iwinski resigned as our General Counsel and Secretary on October 21, 2011.
(5)
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

(6)	Other compensation for Mr. Iwinski during 2011 is comprised solely of amounts paid for health insurance.

Outstanding Equity Awards at 2012 Year End

There were no outstanding equity awards at December 31, 2012.

Director Compensation

During the fiscal year ended December 31, 2012, we did not pay any compensation to our directors.

Stock Plans

Our stockholders adopted the 2008 Stock Incentive Plan on August 29, 2008, in order to attract, retain and motivate the employees, officers, directors and consultants of our Company and our affiliates and to provide incentives and rewards for superior performance.

Shares Subject to the Stock Incentive Plan.  We may issue Awards equal to no more than 10% of our issued and outstanding common stock under the Stock Incentive Plan, which are outstanding as of the last completed fiscal year.  As of our last fiscal year end, we had 28,069,882 issued and outstanding shares of common stock.  Thus, we are currently authorized to issue Awards representing 2,806,988 shares of common stock.  The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

As of December 31, 2012, there were no outstanding options under the Stock Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock on March 26, 2013 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current directors and executive officers.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days of March 26, 2013 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Diversified Equities Partners, LLC 2600 Paseo Verde Parkway #200 Henderson, NV 89074	2,045,020 (3)	7.3%
Advanced Equity Solutions Inc. 564 Wedge Drive Fernley, NV 89408	2,000,000	7.1%
Samuel W. Fairchild	976,502 (4)	3.5%
Mark Huelskamp	322,428	1.1%
Michael Murray	0	--
Officers and directors as a group (3 persons)	1,298,930	4.6%
*           Less than 0.1%
______________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	Based on 28,069,882 shares of common stock outstanding as of March 26, 2013.
(3)	Includes 895,522 shares issuable upon conversion of amounts owed under a convertible promissory note.

(4)	Includes 40,000 shares of common stock held by Mr. Fairchild’s spouse and minor children and 33,400 shares of common stock issuable upon exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	--	2,806,988

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

Jamie L. and Jennifer L. Mancl.  Mr. Mancl owns 100% of M&W, which owned and leased our manufacturing plant to us in 2008.  On October 27, 2010, we entered into an unsecured promissory note bearing interest at an annual interest rate of 6% per annum pursuant to which we borrowed $25,000 from M&W.  This liability was assumed by ECC-C in conjunction with the October 21, 2011 sale of ECC-C.

Mr. Mancl also owns 100% of FPF, which is a distributor of imported fiberglass piping and fitting products.  ECC-C purchased products from FPF from time to time for use in the manufacture of our products.  During 2012 and 2011, products purchased from FPF totaled $-0- and $67,203, respectively.  As of December 31, 2012 and 2012, we did not owe any amounts to FPF.  Our board of directors reviewed the related party transactions with FPF and determined it was in our best interest to purchase products from FPF given their high quality, the limited availability of such products from other suppliers at a competitive price and the costs to produce or import comparable products.

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

On December 15, 2011, the Board of Directors extended the expiration date of the remaining outstanding Warrants, including those owned by Messrs. Fairchild and Klismith, to December 31, 2012 and reduced the exercise price to $1.50 per share.  The expiration date of the Warrants has since been further extended to June 30, 2013.

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

On February 21, 2013, we established a revolving convertible promissory note in the amount of $250,000 with Diversified.  Under the terms of the note, Diversified has agreed to make advances to us during a three-year period.  Interest accrues on the unpaid principal balance at the rate of 8% per annum and is to be paid quarterly beginning May 31, 2013.  All outstanding and unpaid principal and all outstanding and accrued unpaid interest shall become due and payable on February 21, 2016.  We may prepay the note at any time without penalty and re-borrow under the note.  Diversified has the right to convert all or any portion of the note into shares of our common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343 in the aggregate.

AES Consulting Agreement.  On February 21, 2012, the Company entered into a consulting agreement with Advanced Equity Solutions, Inc. (“AES”), an entity owned by minority shareholders of the Company, to provide for strategic and financial advisory consulting services. The Company’s Board of Directors approved the issuance of 5,000,000 restricted shares of common stock as compensation for this agreement.  The shares were issued on April 5, 2012.

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

Item 14.        Principal Accountant Fees and Services.

Fees paid to Moquist Thorvilson Kaufmann LLC during 2012 and 2011 were as follows:

	2012	2011
Audit Fees (1)	$46,150	$86,375
Audit-Related Fees (2)	2,248	2,681
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$48,398	$89,056

(1)	The amount billed to us for professional services related to the audit of our annual financial statements as of December 31, 2012 and 2011 and included reviews of our quarterly reports on Form 10-Q.
(2)
This amount was billed to us for professional services provided as follows:  2012 and 2011 – primarily fees incurred in connection with the audit and reviews of our financial statements and were not included above under “Audit Fees”.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.  The Board of Directors pre-approves all services to be provided to our Company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors in 2012 and 2011 were pre-approved by the Board of Directors.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Stock Purchase Agreement dated August 12, 2011 (4)
10.3	Consulting Agreement with Advanced Equity Solutions, Inc. dated February 21, 2012 (5)
10.4	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (6)
14.1	Code of Ethics
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Annual Report on Form 10-K of Trailblazer Resources, Inc. for the fiscal year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Equity (Deficit); (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements. (7)

__________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated April 5, 2012, filed April 10, 2012.

(6)	Filed as an exhibit to the Current Report on Form 8-K dated February 21, 2013, filed February 27, 2013.
(7)	To be filed by amendment.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER RESOURCES, INC.

Dated: April 15, 2013	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel W. Fairchild	President, Interim Chief Financial Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)	April 15, 2013
Samuel W. Fairchild

/s/ Mark Huelskamp	Director	April 15, 2013
Mark Huelskamp

/s/ Michael Murray	Director	April 15, 2013
Michael Murray