Form 10-K/A
period 2012-12-31
TRAILBLAZER RESOURCES INC.
filed 2013-04-19
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
000-52397
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,069,882shares as of March 26, 2013.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s  Annual  Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Form 10-K”),  is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K  continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

TRAILBLAZER RESOURCES, INC.

Dated: April 19, 2013	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer