Form 10-Q
period 2013-03-31
TRAILBLAZER RESOURCES INC.
filed 2013-05-14
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,129,942 shares as of May 14, 2013.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2013

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$4,384	$5,001
Total current assets	4,384	5,001

Other assets	-	-
Total assets	$4,384	$5,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$625,000	$625,000
Accounts payable	118,329	106,363
Advances from shareholders	193,466	193,466
Accrued expenses	83,193	73,264
Total current liabilities	1,019,988	998,093

Long-term advance from shareholders	-	60,000
Revolving convertible note, shareholder (net of debt
discounts of $155,741)	4,232	-

Total liabilities	1,024,220	1,058,093

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,069,882 shares issued and outstanding at March 31, 2013
and 2012, respectively	28,070	28,070
Additional paid-in capital	22,334,233	22,162,950
Accumulated deficit	(23,382,139)	(23,244,112)
Total stockholders' deficit	(1,019,836)	(1,053,092)

Total liabilities and stockholders' deficit	$4,384	$5,001

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)	(Unaudited)
	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2013	2012

Revenue	$-	$-

Operating expenses:
General and administrative expenses	112,556	417,965
Investor relations expense	11,310	-
Total operating expenses	123,866	417,965

Loss from operations	(123,866)	(417,965)

Other income (expense):
Interest expense	(14,161)	(10,023)

Total other income (expense)	(14,161)	(10,023)

Income tax provision (benefit)	-	-

Net loss	$(138,027)	$(427,988)

Net loss per common share - basic and diluted:
Continuing operations	$(0.00)	$(0.02)
Discontinued operations	-	-
Net loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding - basic and diluted	28,069,882	23,021,513

See notes to the consolidated financial statements.

TRAILBLAZERS RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(138,027)	$(427,988)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt discounts for beneficial conversion feature on revolving convertible note	4,232	-
Investor relations expense	11,310	-
Bad debt expense	79,973	-
Expenses paid directly by shareholders	20,000	-
Amortization of prepaid consulting expense	-	379,000
Changes in operating assets and liabilities:
Accounts payable	11,966	38,965
Accrued expenses	9,929	10,023
Net cash used in operating activities	(617)	-

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(617)	-
Cash and cash equivalents:
Beginning of period	5,001	-
End of period	$4,384	$-

Supplemental cash flow information:
Cash paid during the period for Interest	$-	$-
Accounts payable paid directly by certain shareholders as advances	$-	$126,485
Increase in debt discounts in connection with beneficial conversion feature on
revolving convertible note, shareholder	$159,973	$-
Accrued interest paid with common stock	$-	$26,691
Convertible debt converted to common stock	$-	$25,000
Accrued expenses paid with common stock	$-	$30,000
Accrued consulting agreement incurred for prepaid expenses	$-	$1,750,000
Expenses and advance to unrelated party paid directly by shareholder in exchange
for revolving convertible note, shareholder	$99,973	$-
Shareholder advances converted to revolving convertible note, shareholder	$60,000	$-

See notes to the consolidated financial statements.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Nature of Business and Significant Accounting Policies

Trailblazer Resources, Inc., formerly Energy Composites Corporation (the “Company”), is a public company shell that is seeking a business opportunity. We currently have no ongoing operations.

 The Company formerly engaged in the manufacture, sale, installation and service of fiberglass tank and piping products through ECC Corrosion, Inc. (“ECC-C”), formerly known as Advanced Fiberglass Technologies, Inc. (“AFT”), a former wholly-owned subsidiary of the Company.  On September 2, 2011 the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities who were the majority shareholders of the Company at the time (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC-C Sale”).  On October 21, 2011, the Company completed the ECC-C Sale.  The results of operations of ECC-C for all periods presented are classified as discontinued operations.

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

There were no new accounting standards issued or effective during the three months ended March 31, 2013 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2013, the Company had a working capital deficiency of $1,015,604, an accumulated deficit of $23,382,139 and a net loss of $138,027 for the three months ended March 31, 2013.

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

Note 3.  Convertible Notes Payable

In August 2008, the Company began a private placement offering of Units, each Unit consisting of (i) a 3-year, 6% convertible debenture with a conversion price of $2.50 (the “Conversion Price”) per share (subject to adjustment for stock splits and stock dividends) (the “Debentures”), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Convertible Debenture (the “Warrants”). This placement offering was in anticipation of the AFT reverse acquisition taking place, which became effective on October 14, 2008.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

At issuance, each Warrant was originally immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share.  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or other dividend of the Company’s common stock.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

 All outstanding convertible debentures at March 31, 2013 and December 31, 2012, totaling $625,000 are past due and are currently due on demand. During the three months ended March 31, 2013 there were no conversions of convertible debt to shares of the Company’s common stock.

The following table summarizes the convertible debenture balance as of March 31, 2013 and December 31, 2012:

Balance at January 1, 2011	$969,870

Plus: accretion of original issue discount from warrants and beneficial conversion feature	260,130

Less: conversion of debt to common stock	(555,000)

Balance at December 31, 2011	$675,000

Less: conversion of debt to common stock	(50,000)

Balance at December 31, 2012	$625,000

Less: conversion of debt to common stock	-

Balance at March 31, 2013	$625,000

Note 4.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of March 31, 2013 and December 31, 2012, $253,466 and $253,466, respectively, of the Company’s expenses have been paid on behalf of the Company by advances from certain shareholders. $125,000 of the March 31, 2013 and December 31, 2012 balances bears a 3.5% interest rate, and is due upon demand.  $68,466 and $128,466, respectively, of the balances at March 31, 2013 and December 31, 2012, are non-interest bearing and due upon demand. In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP").

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5.  Revolving Convertible Note, Shareholder

    On February 21, 2013 the Company established a revolving convertible note in the amount of $250,000 with Diversified Equities Partners, LLC (“DEP”), a shareholder and entity owned by a minority shareholder of the Company.  Under the terms of the note, DEP has agreed to make advances to the Company during the three-year term of the agreement.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP has the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed in aggregate 3,731,343.

    As of March 31, 2013, the Company has drawn an aggregate $159,973 on the note which includes:  (1) $60,000 of advances from shareholders outstanding at December 31, 2012 that were refinanced into this note; (2) professional services aggregating $20,000 paid directly on behalf of the Company and (3) advances made, on behalf of the Company, to a previous acquisition target, Temple Mountain Energy, Inc. (“TME”) aggregating $79,973.  These advances aggregating $79,973 were allowed for in its entirety with a corresponding bad debt expense recorded on the accompanying consolidated statement of operations during the three months ended March 31, 2013.

    The fair value of the beneficial conversion feature, aggregating $159,973 to date, was recorded as a discount to the outstanding amount of the revolving convertible promissory note and is being amortized over the three-year term of the note agreement.  During the three months ended March 31, 2013, the Company amortized approximately $4,232 of the beneficial conversion feature to interest expense in the consolidated statement of operations.  The unamortized balance of $155,741 at March 31, 2013 will be fully amortized through the maturity date, February 21, 2016.

As of March 31, 2013 the revolving convertible note, shareholder was as follows:

Balance at January 1, 2013	$-

Advances on revolving convertible note	159,973

Beneficial conversion feature recorded as debt discount	(159,973)

Amortization of beneficial conversion amount	4,232

Balance at March 31, 2013, net of unamortized debt discount of $155,741	$4,232

Note 6.  Stockholders’ Equity

Stock Issuances

During the three months ended March 31, 2013, the Company did not issue any common shares.

Warrants

On February 16 and March 18, 2013, the Board of Directors of the Company approved the extension of the expiration dates of all of its 2,311,671 outstanding warrants, exercisable at $1.50 per share, to May 31, 2013, and June 30, 2013, respectively. As a result of these warrant modifications, the Company recognized $11,310 of investor relations expense during the three months ended March 31, 2013.

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7.  Related Party Transactions

In February 2012, the Company entered into a consulting agreement with AES, an entity owned by minority shareholders of the Company, in exchange for strategic and financial advisory consulting services and issued 5,000,000 restricted shares of common stock valued at $1,750,000 using the closing market price of $0.35 on the date the agreement was executed. The $1,750,000 was amortized over the six month term of the agreement on a straight line basis. During the three months ended March 31, 2013 and 2012, $0 and $379,000, respectively, was recorded as general and administrative expense under this agreement.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with DEP as discussed in Note 5, Revolving Convertible Note, Shareholder.

Note 8.  Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended March 31, 2013 and 2012:

	Three Months	Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012

Basic loss per share calculation:
Net (loss) from continuing operations to common shareholders	$(138,027.00)	$(427,988.00)
Net (loss) from discontinued operations to common shareholders	-	-
Net (loss) to common shareholders	$(138,027.00)	$(427,988.00)

Weighted average common shares outstanding	28,069,882	23,021,513

Net loss per share from continuing opeations	$(0.00)	$(0.02)
Net loss per share from discontinued operations	-	-
Basic net loss per share	$(0.00)	$(0.02)

Diluted loss per share calculation:
Net (Loss) from continuing operations to common shareholders	$(138,027.00)	$(427,988.00)
Net (loss) from discontinued operations to comon shareholders	-	-
Net income (loss) to common shareholders	$(138,027.00)	$(427,988.00)

Weighted average common shares outstanding	28,069,882	23,021,513
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Revolving convertible promissory note (4)	-	-
Diluted weighted average common shares outstanding	28,069,882	23,021,513
Diluted net loss per share from continuing operations	$(0.00)	$(0.02)
Diluted net loss per share frm discontinued operations	-	-
Diluted net loss per share	$(0.00)	$(0.02)

TRAILBLAZER RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)
At March 31, 2013 and 2012, there were outstanding convertible debentures equivalent to 250,000 and 260,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)
At March 31, 2013 and 2012, there were outstanding warrant equivalents of 2,311,671 common shares. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)	At March 31, 2013 and 2012, there were no outstanding options which would be anti-dilutive.

(4)
At March 31, 2013 and 2012, there were outstanding revolving convertible note equivalents of 2,387,657 and 0 of common shares respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

Note 9.  Acquisition Agreement

On July 20, 2012, Temple Mountain Energy, Inc., a Minnesota corporation (“TME”), executed an agreement with Trailblazer Resources, Inc. (“Trailblazer”), with regard to Trailblazer’s proposed acquisition of TME’s assets.  TME is a privately-held company with mineral leases, large mining permits and operational assets focused on oil sands mining and processing in the Vernal, Utah area.  Trailblazer would not have  acquired any of TME’s liabilities as a part of the asset purchase.

Under the terms of the proposed acquisition, Trailblazer was to issue 26,500,000 shares of its common stock to TME for the purchased assets.

The agreement was contingent upon approval by TME’s shareholders and subject to due diligence by both parties. Subject to completion of due diligence by both parties and the successful completion of the regulatory process, the agreement as amended had bound the Company and TME to a April 30, 2013 closing date.  On April 12, 2013, the Company's Board of Directors voted not to proceed with the proposed transaction with TME.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed April 15, 2013, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The accounting policies and estimates described in that report are contained in Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, which includes a discussion of the policies identified in this report and other significant accounting policies and should be read in conjunction with this report.

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

Results of Operations

The three months ended March 31, 2013 compared to March 31, 2012.

Selling, general and administrative expenses

We do not currently generate any revenues, but incur general and administrative expenses related to our status as a publicly-held company, such as legal and accounting fees along with transfer agent fees and other consulting costs.

Total general and administrative expenses were $112,556 and $417,965 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense on prepaid consulting agreements was $0 and $379,000, respectively, for the three months ended March 31, 2013 and 2012. Bad debt expense related to the advances made to TME during 2013 was $79,928 and $0 for the three months ended March 31, 2013 and 2012, respectively. Legal, accounting and other professional fees were $32,583 and $41,234 for the three months ended March 31, 2013 and 2012, respectively. While the Company is operating as a public shell, no director fees will be paid or accrued.

Investor Relations Expense

    Investor relations expense was $11,310 and $0 for the three month periods ended March 31, 2013 and 2012, respectively. Investor relations expense represents a non-cash charge to earnings for the change in fair value of warrants arising from the modification of the term of warrants previously issued, as discussed in Note 6 - Stockholders' Equity to the consolidated financial statements.

Interest Expense

Total interest expense for the three months ended March 31, 2013 and 2012 was $14,161 and $10,023, respectively. Interest expense for the three months ended March 31, 2013 includes $4,232 of amortization of discounts arising from the beneficial conversion feature associated with the revolving convertible note discussed in Note 5. Interest expense in convertible notes payable has decreased due to $25,000 of debt conversions that have taken place during this past year, along with deferred debt financing costs becoming fully amortized prior to 2013. Interest expense during the three months ended March 31, 2013 included $1,052 of interest payable on a revolving convertible note to Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three months ended March 31, 2013 and 2012.

Net loss

The Company’s net losses were $138,027 and $427,988 for the three month periods ended March 31, 2013 and 2012, respectively, due to the factors described above.

Liquidity and Capital Resources

At March 31, 2013, the Company had cash of $4,384 and a working capital deficiency of $1,015,604.

Operating Cash Flows

Operating cash flows used $617 and $0 during the three month periods ended March 31, 2013 and 2012, respectively. All operating cash was used to pay various accounts payable. Additionally, operating expenses of $20,000 and advances to TME, an acquisition target, aggregating $79,973 which was fully allowed for as uncollectible, were paid directly by DEP.

Investing Cash Flows

There were no investing transactions during the three month periods ended March 31, 2013 and 2012.

Financing Cash Flows

There were no financing transactions during the three month periods ended March 31, 2013 and 2012.

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

At March 31, 2013 and December 31, 2012, debentures totaling $625,000 and $650,000, respectively, remain outstanding on the shell company's balance sheets and are currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Going Forward

The illiquidity and continuing losses suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company.  This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability.  We will still need to convert, extend or otherwise renegotiate the terms of the Debentures described above.  We are relying upon the limited funds provided from shareholders to continue to operate as a public company in good standing while we look for a target business. We anticipate that any acquisition with a target company will be consummated primarily through the issuance of the Company's shares of stock, as we do not have sufficient cash.

While we intend to utilize the proceeds of the loan from DEP to fund our ongoing general and administrative expenses, we will likely need to seek additional funding for operations. Our current plan is to identify and evaluate industries and business opportunities in order to identify a suitable acquisition target. We cannot give any assurance that we will be successful in this effort or that if a suitable acquisition target is obtained, it will result in profitable operations.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

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

As of March 31, 2013, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2012, filed April 15, 2013.

Notwithstanding the material weaknesses that existed as of March 31, 2013, our President and Interim Chief Financial Officer concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2013, $8,877 of interest on our outstanding convertible debentures had accrued.  We had not yet issued the 2,400 shares of common stock to pay this accrued interest at March 31, 2013.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

           Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Stock Purchase Agreement dated August 12, 2011 (4)
10.3	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (5)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended March 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

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

TRAILBLAZER RESOURCES, INC.

Dated: May 14, 2013	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer