Form 10-Q
period 2013-06-30
TRAILBLAZER RESOURCES INC.
filed 2013-08-30
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,272,504shares as of August 16, 2013.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2013

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS
	(Unaudited)	(Audited)
	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$2,277	$5,001
Total current assets	2,277	5,001

Debt issuance costs, net	183,044	-
Total assets	$185,321	$5,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$600,000	$625,000
Accounts payable	124,356	106,363
Advances from shareholders	183,466	193,466
Accrued expenses	70,466	73,264
Total current liabilities	978,288	998,093

Long-term advance from shareholders	-	60,000
Revolving convertible note, shareholder	204,548	-

Total liabilities	1,182,836	1,058,093

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,129,942 and 28,069,882 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively	28,130	28,070
Additional paid-in capital	22,443,811	22,162,950
Accumulated deficit	(23,469,456)	(23,244,112)
Total stockholders' deficit	(997,515)	(1,053,092)

Total liabilities and stockholders' deficit	$185,321	$5,001

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS
	(Unaudited)		(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	57,708	909,777	170,264	1,327,742
Investor relations expense	-	-	11,310	-
Total operating expenses	57,708	909,777	181,574	1,327,742

Loss from operations	(57,708)	(909,777)	(181,574)	(1,327,742)

Other income (expense):
Interest expense	(29,609)	(6,731)	(43,770)	(16,754)

Total other income (expense)	(29,609)	(6,731)	(43,770)	(16,754)

Income tax provision (benefit)	-	-	-	-

Net loss	$(87,317)	$(916,508)	$(225,344)	$(1,344,496)

Net loss per common share - basic and diluted	$-	$(0.03)	$(0.01)	$(0.05)

Weighted average shares outstanding - basic and diluted	28,128,622	27,840,131	28,099,414	25,430,822

See notes to the financial statements.

TRAILBLAZERS RESOURCES, INC.
STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(225,344)	$(1,344,496)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	21,504	-
Non-cash investor relations expense	11,310	-
Bad debt expense	82,773	-
Expenses paid directly by shareholders and added to advances	61,775	-
Amortization of prepaid consulting expense	-	1,263,722
Stock issued for professional services	5,000	-
Changes in operating assets and liabilities:
Accounts payable	17,993	64,020
Accrued expenses	22,265	16,754
Net cash used in operating activities	(2,724)	-

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(2,724)	-
Cash and cash equivalents:
Beginning of period	5,001	-
End of period	$2,277	$-

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-
Accounts payable paid directly by certain shareholders as advances	-	126,485
Increase in debt isuance costs in connection with beneficial conversion feature on
revolving convertible note, shareholder	204,548	-
Accrued interest paid with common stock	25,063	30,431
Convertible debt converted to common stock	25,000	25,000
Accrued expenses paid with common stock	-	30,000
Common stock issued for prepaid consulting agreement	-	1,750,000
Expenses and advance to unrelated party paid directly by shareholder in exchange
for revolving convertible note, shareholder	144,548	-
Shareholder advances converted to revolving convertible note, shareholder	60,000	-
Shareholder advances converted to shares of common stock	10,000	-
Shares issued for professional services	5,000	-

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

The accompanying unaudited financial statements of Trailblazer Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

There were no new accounting standards issued or effective during the three months ended June 30, 2013 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company had a working capital deficiency of $976,011, an accumulated deficit of $23,469,456 and had a net loss of $225,344 for the six months ended June 30, 2013.

The Company has limited financial resources, has been unprofitable since its inception and currently has no source of revenue generating activities. These factors raise substantial doubt about its ability to continue as a going concern. Management plans to rely on advances from certain shareholders to fund its ongoing obligations; however, there is no guarantee that the Company will be able to obtain an adequate amount of funding. If the Company is unable to obtain the necessary funding, the Company may have to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Convertible Notes Payable

In August 2008, the Company began a private placement offering of Units, each Unit consisting of (i) a 3-year, 6% convertible debenture with a conversion price of $2.50 (the “Conversion Price”) per share (subject to adjustment for stock splits and stock dividends) (the “Debentures”), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debentures (the “Warrants”). This placement offering was in anticipation of the AFT reverse acquisition taking place, which became effective on October 14, 2008.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

At issuance, each Warrant was originally immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share. The exercise price was reduced in December 2011 to $1.50 per share at the direction of the Company's Board of Directors. The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale, subdivision, combination or other dividend of the Company’s common stock.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

 All outstanding Debentures at June 30, 2013 and December 31, 2012, totaling $600,000 and $625,000, respectively, are past due and are currently due on demand. During the three and six months ended June 30, 2013 there was one conversion of $25,000 of convertible debt into 10,000 shares of the Company’s common stock.

The following table summarizes the Debentures balance as of June 30, 2013 and December 31, 2012:
Balance at December 31, 2011	$675,000

Less: conversion of debt to common stock	(50,000)

Balance at December 31, 2012	625,000

Less: conversion of debt to common stock	(25,000)

Balance at June 30, 2013	$600,000

Note 4.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. Through June 30, 2013 and December 31, 2012, $253,466, of the Company’s expenses have been paid on behalf of the Company by advances from certain shareholders. Of this amount, $125,000 of the June 30, 2013 and December 31, 2012 balances bears a 3.5% interest rate, and is due upon demand. $58,466 and $128,466, respectively, of the balances at June 30, 2013 and December 31, 2012, are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"). On April 1, 2013, $10,000 of the non-interest bearing shareholder advances was converted into 20,000 shares of the Company's common stock, at a conversion rate of $0.50 per share.

Note 5.  Revolving Convertible Note, Shareholder

On February 21, 2013 the Company established a revolving convertible note in the amount of $250,000 with Diversified Equities Partners, LLC (“DEP”), a shareholder and entity owned by a minority shareholder of the Company.  Under the terms of the note, DEP has agreed to make advances to the Company during the three-year term of the agreement.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013, however, none has been paid as of June 30, 2013. Accrued expenses includes $5,162 and $0 of interest due to shareholders as of June 30, 2013 and December 31, 2012, respectively.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP has the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognizes additional beneficial conversion costs as described below upon each new borrowing.

As of June 30, 2013, the Company has drawn an aggregate $204,548 on the note which includes:  (1) $60,000 of advances from shareholders outstanding at December 31, 2012 that were refinanced into this note; (2) professional services aggregating $61,775 paid directly by DEP on behalf of the Company and (3) advances made by DEP, on behalf of the Company, to a previous acquisition target, Temple Mountain Energy, Inc. (“TME”) aggregating $82,773.  These advances aggregating $82,773 were allowed for in its entirety with a corresponding bad debt expense recorded on the accompanying statement of operations during the six months ended June 30, 2013.

The fair value of the beneficial conversion feature, aggregating $204,548 to date, was recorded as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $17,272 and $21,504, during the three and six months ended June 30, 2013. The unamortized balance of $183,044 at June 30, 2013 will be fully amortized through the maturity date, February 21, 2016.

Note 6.  Stockholders’ Equity

Stock Issuances

During the three and six months ended June 30, 2013, the Company issued 20,060 shares of common stock in connection with the conversion of notes payable aggregating $25,000 and corresponding accrued interest on convertible notes aggregating $25,063. In addition, the Company extinguished $10,000 of advances from shareholders by issuing 20,000 shares of common stock, and paid $5,000 of professional fees by issuing 20,000 shares of common stock.

Warrants

On February 16 and March 18, 2013, the Board of Directors of the Company approved the extension of the expiration dates of all of its 2,311,671 outstanding Warrants, exercisable at $1.50 per share, to May 31, 2013, and June 30, 2013, respectively. As a result of these warrant modifications, the Company recognized $11,310 of investor relations expense during the six months ended June 30, 2013 representing the increased value of the Warrants due to the extension. As of June 30, 2013, the warrants to purchase 2,311,671 shares of the Company's stock at $1.50 per share lapsed; however on July 2, 2013, the Board of Directors approved a further extension (Note 10).

Note 7.  Related Party Transactions

In February 2012, the Company entered into a consulting agreement with AES, an entity owned by minority shareholders of the Company, in exchange for strategic and financial advisory consulting services and issued 5,000,000 restricted shares of common stock valued at $1,750,000 using the closing market price of $0.35 on the date the agreement was executed. The $1,750,000 was amortized over the six month term of the agreement on a straight line basis. During the three and six months ended June 30, 2012, $884,722 and $1,263,722, respectively, was recorded as general and administrative expense under this agreement. No corresponding expense was recognized during the three and six months ended June 30, 2013.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with DEP as described in Note 5, Revolving Convertible Note, Shareholder.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 8.  Earnings (Loss) Per Share

The Company computes earnings (loss) per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding during the period.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six months ended June 30, 2013 and 2012:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Basic loss per share calculation:
Net (loss) from continuing operations to common shareholders	$(87,317)	$(916,508)	$(225,344)	$(1,344,496)
Net (loss) from discontinued operations to common shareholders	-	-	-	-
Net (loss) to common shareholders	$(87,317)	$(916,508)	$(225,344)	$(1,344,496)

Weighted average common shares outstanding	28,128,622	27,840,131	28,099,414	25,430,822

Net loss per share from continuing opeations	$-	$(0.03)	$(0.01)	$(0.05)
Net loss per share from discontinued operations	-	-	-	-
Basic net loss per share	$-	$(0.03)	$(0.01)	$(0.05)

Diluted loss per share calculation:
Net (Loss) from continuing operations to common shareholders	$(87,317)	$(916,508)	$(225,344)	$(1,344,496)
Net (loss) from discontinued operations to comon shareholders	-	-	-	-
Net income (loss) to common shareholders	$(87,317)	$(916,508)	$(225,344)	$(1,344,496)

Weighted average common shares outstanding	28,128,622	27,840,131	28,099,414	25,430,822
Convertible debentures (1)	-	-	-	-
Warrants (2)	-	-	-	-
Options (3)	-	-	-	-
Revolving convertible promissory note (4)	-	-	-	-
Diluted weighted average common shares outstanding	28,128,622	27,840,131	28,099,414	25,430,822
Diluted net loss per share from continuing operations	$-	$(0.03)	$(0.01)	$(0.05)
Diluted net loss per share	$-	$(0.03)	$(0.01)	$(0.05)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)
At June 30, 2013 and 2012, there were outstanding convertible debentures equivalent to 240,000 and 260,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)
At June 30, 2013 and 2012, there were outstanding warrant equivalents of 0 (Note 10) and 2,311,671, respectively, common shares. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)	At June 30, 2013 and 2012, there were no outstanding options which would be anti-dilutive.

(4)
At June 30, 2013 and 2012, there were outstanding revolving convertible note equivalents of 3,052,955 and 0 of common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

Note 10.  Subsequent Events

After the expiration date of the warrants to purchase 2,311,671 shares of common stock had lapsed, the Company's Board of Directors approved a further extension of the expiration date to June 30, 2014, as well as a reduction of their exercise price to $1.00 per share (Note 6). The warrant modification value is an aggregate $728,682.

The Debentures (Note 3) provided holders the option to convert any accrued interest owed to them at $2.50 per share. On July 2, 2013, the Company's Board of Directors amended the conversion price to instead be the average of the trading price of the shares for the 21 trading days preceding each interest installment date and retroactively adjusted all previously accrued interest conversion amounts since the original maturity dates in 2011. The Company issued 109,285 shares valued at $44,807 in July 2013.

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  The accounting policies and estimates described in that report are contained in Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, which includes a discussion of the policies identified in this report and other significant accounting policies and should be read in conjunction with this report.

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

Results of Operations

The three and six months ended June 30, 2013 compared to June 30, 2012.

General and administrative expenses

We do not currently generate any revenues, but incur general and administrative expenses related to our status as a publicly-held company, such as legal and accounting fees along with transfer agent fees and other consulting costs.

Total general and administrative expenses were $57,708 and $170,264 for the three and six months ended June 30, 2013, respectively, compared to $909,777 and $1,327,742 for the three and six months ended June 30, 2012. Amortization expense on prepaid consulting agreements was $0 for both the three and six months ended June 30, 2013, compared to $884,722 and $1,263,722 for the three and six months ended June 30, 2012, respectively. Bad debt expense, related to the advances made to TME, a previous acquisition target, during 2013 was $2,800 and $82,773 for the three and six months ended June 30, 2013, respectively, compared to $0 for both the three and six month periods ended June 30, 2012. Legal, accounting and other professional fees were $54,908 and $87,491 for the three and six months ended June 30, 2013, respectively, compared to $25,055 and $64,020 for the three and six months ended June 30, 2012, respectively. While the Company is operating as a public shell, no director fees will be paid or accrued.

Investor relations expense

Investor relations expense was $0 and $11,310 for the three and six month periods ended June 30, 2013, respectively, and $0 for both the three and six months ended June 30, 2012. Investor relations expense represents a non-cash charge to earnings for the change in fair value of warrants arising from the modification of the term of warrants previously issued, as described in Note 6 - Stockholders' Equity to the consolidated financial statements.

Interest expense

Total interest expense was $29,609 and $43,770 for the three and six months ended June 30, 2013, respectively, compared to $6,731 and $16,754 for the three and six months ended June 30, 2012, respectively. Interest expense for the three and six months ended June 30, 2013 includes $17,272 and $21,504, respectively, of amortization of discounts arising from the beneficial conversion feature associated with the revolving convertible note described in Note 5. Interest expense on convertible notes payable has decreased due to $50,000 of debt conversions that have taken place during this past year, along with related deferred debt financing costs becoming fully amortized prior to 2013. Interest expense during the three and six months ended June 30, 2013 included $4,110 and $5,162, respectively, of interest payable on a revolving convertible note to Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three or six months ended June 30, 2013 and 2012.

Net loss

The Company’s net losses were $87,317 and $225,344 for the three and six months ended June 30, 2013, respectively, compared to $916,508 and $1,344,496 for the three and six month periods ended June 30, 2012, respectively, due to the factors described above.

Liquidity and Capital Resources

At June 30, 2013, the Company had cash of $2,277 and a working capital deficiency of $976,011. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used $2,724 and $0 during the six months ended June 30, 2013 and 2012, respectively. All operating cash was used to pay various accounts payable. Additionally, operating expenses of $61,775 and advances to TME, an acquisition target, aggregating $82,773 which was fully allowed for as uncollectible, were paid directly by DEP on our behalf.

Investing Cash Flows

There were no investing transactions during the six months ended June 30, 2013 and 2012.

Financing Cash Flows

There were no investing transactions during the six months ended June 30, 2013 and 2012.

Debenture Financing

From August 2008 to December 2008, we raised $6,370,000 by selling units, each unit consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”). The Debentures sold included the issuance of 2,548,000 Warrants. Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share. The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale, subdivision, combination or dividend of our common stock.

At June 30, 2013 and December 31, 2012, debentures totaling $600,000 and $625,000, respectively, remain outstanding and are currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Revolving Convertible Note Financing

On February 21, 2013, the Company established a revolving convertible note in the amount of $250,000 with Diversified Equities Partners, LLC (“DEP”), a shareholder and entity owned by a minority shareholder of the Company.  Under the terms of the note, DEP has agreed to make advances to the Company during the three-year term of the agreement.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP has the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed in aggregate 3,731,343.

From February to June 2013, we funded certain existing obligations and current operating costs by drawing $204,548 on this revolving convertible note, as described in "Note 5. Revolving Convertible Note, Shareholder".

Going Forward

The illiquidity and continuing losses suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company.  This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability.  We will still need to convert, extend or otherwise renegotiate the terms of the Debentures and other financings described above.  We are relying upon the limited funds provided from shareholders to continue to operate as a public company in good standing while we look for a target business. We anticipate that any acquisition with a target company will be consummated primarily through the issuance of the Company's shares of stock, as we do not have sufficient cash to use for such purposes.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

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

As of June 30, 2013, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2012, filed April 15, 2013.

Notwithstanding the material weaknesses that existed as of June 30, 2013, our President and Interim Chief Financial Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

None.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended June 30, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (6)

________________________

(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated February 21, 2013, filed February 27, 2013.
(6)	To be filed by amendment.

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

TRAILBLAZER RESOURCES, INC.

Dated: August 30, 2013	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer