Form 10-Q/A
period 2013-06-30
TRAILBLAZER RESOURCES INC.
filed 2013-09-17
CIK 1119807

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s  Quarterly  Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 30, 2013 (the “Form 10-Q”),  is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

TRAILBLAZER RESOURCES, INC.

Dated: September 17, 2013	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer