Form 10-Q
period 2013-09-30
TRAILBLAZER RESOURCES INC.
filed 2013-11-14
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,272,504 shares as of November 14, 2013.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2013

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$1,146	$5,001
Total current assets	1,146	5,001

Debt issuance costs, net	206,526	-
Total assets	$207,672	$5,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$625,000
Accounts payable	85,344	106,363
Advances from shareholders	183,466	193,466
Note payable to shareholder	64,538	-
Accrued expenses	77,819	73,264
Total current liabilities	961,167	998,093

Long-term advance from shareholders	-	60,000
Revolving convertible note, shareholder	250,000	-
Total liabilities	1,211,167	1,058,093

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,272,504 and 28,069,882 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	28,272	28,070
Additional paid-in capital	23,314,098	22,162,950
Accumulated deficit	(24,345,865)	(23,244,112)
Total stockholders' deficit	(1,003,495)	(1,053,092)

Total liabilities and stockholders' deficit	$207,672	$5,001

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS
	(Unaudited)		(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	72,109	510,765	242,373	1,838,507
Investor relations expense	766,750	-	778,060	-
Total operating expenses	838,859	510,765	1,020,433	1,838,507

Loss from operations	(838,859)	(510,765)	(1,020,433)	(1,838,507)

Other expense:
Interest expense	(37,550)	(9,452)	(81,320)	(26,206)

Total other expense	(37,550)	(9,452)	(81,320)	(26,206)

Income tax provision (benefit)	-	-	-	-

Net loss	$(876,409)	$(520,217)	$(1,101,753)	$(1,864,713)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.04)	$(0.07)

Weighted average shares outstanding - basic and diluted	28,260,107	28,072,610	28,153,567	26,317,846

See notes to the financial statements.

TRAILBLAZERS RESOURCES, INC.
STATEMENTS OF CASH FLOWS
	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,101,753)	$(1,864,713)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	43,474	-
Non-cash investor relations expense	778,060	-
Bad debt expense	107,773	-
Expenses paid directly by shareholders and added to advances	82,227	-
Amortization of prepaid consulting expense	-	1,750,000
Stock issued for professional services	5,000	-
Changes in operating assets and liabilities:
Accounts payable	43,519	88,507
Accrued expenses	37,845	26,206
Net cash used in operating activities	(3,855)	-

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(3,855)	-
Cash and cash equivalents:
Beginning of period	5,001	-
End of period	$1,146	$-

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-
Accounts payable paid directly by certain shareholders as advances	-	131,485
Increase in debt isuance costs in connection with beneficial conversion feature on
revolving convertible note, shareholder	250,000	-
Accrued interest paid with common stock	33,290	36,858
Convertible debt converted to common stock	75,000	50,000
Accrued expenses paid with common stock	-	30,000
Common stock issued for prepaid consulting agreement	-	1,750,000
Expenses and advances to unrelated parties paid directly by shareholder in exchange
for revolving convertible note, shareholder	190,000	-
Shareholder advances converted to revolving convertible note, shareholder	60,000	-
Shareholder advances converted to shares of common stock	10,000	-
Shares issued for professional services	5,000	-
Accounts payable converted to note payable, shareholder	64,538	-

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

There were no new accounting standards issued or effective during the three months ended September 30, 2013 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2013, the Company had a working capital deficiency of $960,021 and an accumulated deficit of $24,345,865, and had a net loss of $1,101,753 for the nine months ended September 30, 2013.

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

TRAILBLAZER RESOURCES, INC.
NOTES TO  FINANCIAL STATEMENTS (Unaudited)

At issuance, each Warrant was originally immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share, which was reduced to $1.50 per share in December 2011. The exercise price was again reduced in July 2013 to $1.00 per share at the direction of the Company's Board of Directors. The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale, subdivision, combination or other dividend of the Company’s common stock.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

 All outstanding Debentures at September 30, 2013 and December 31, 2012, totaling $550,000 and $625,000, respectively, are past due and are currently due on demand. During the three months ended September 30, 2013, $50,000 of convertible debt was converted into 20,000 shares of the Company’s common stock. During the nine months ended September 30, 2013 there were two convertible debt conversions aggregating $75,000 into 30,000 shares of the Company’s common stock.

The following table summarizes the Debentures balance as of September 30, 2013 and December 31, 2012:

Balance at January 1, 2012	$675,000

Less: conversion of debt to common stock	(50,000)

Balance at December 31, 2012	625,000

Less: conversion of debt to common stock	(75,000)

Balance at September 30, 2013	$550,000

Prior to July 2, 2013, the Debentures provided holders the option to convert any accrued interest owed to them at $2.50 per share. On July 2, 2013, the Company's Board of Directors amended the conversion price to  be the average of the trading price of the shares for the 21 trading days preceding each conversion date and retroactively adjusted all previously accrued interest conversions since the original maturity dates in 2011. The Company issued 109,285 shares valued at $38,068 in July 2013 as part of this retroactive adjustment.

Note 4.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. Through September 30, 2013 and December 31, 2012, $253,466 of the Company’s expenses have been paid on behalf of the Company by advances from certain shareholders. Of this amount, $125,000 of the September 30, 2013 and December 31, 2012 balances bears a 3.5% interest rate, and is due upon demand. $58,466 and $128,466, respectively, of the balances at September 30, 2013 and December 31, 2012, are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company. On April 1, 2013, $10,000 of the non-interest bearing shareholder advances was converted into 20,000 shares of the Company's common stock, at a conversion rate of $0.50 per share.

TRAILBLAZER RESOURCES, INC.
NOTES TO  FINANCIAL STATEMENTS (Unaudited)

Note 5.   Revolving Convertible Note, Shareholder

On February 21, 2013 the Company established a revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make advances to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013; however, none has been paid as of September 30, 2013. Accrued expenses include $9,951 and $0 of interest due to shareholders as of September 30, 2013 and December 31, 2012, respectively.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP has the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognizes additional beneficial conversion costs as described below upon each new borrowing.

As of September 30, 2013, the Company has drawn an aggregate $250,000 on the note which includes:  (1) $60,000 of advances from shareholders outstanding at December 31, 2012 that were refinanced into this note; (2) professional services aggregating $82,227 paid directly by DEP on behalf of the Company; (3) advances made by DEP, on behalf of the Company, to a previous acquisition target, Temple Mountain Energy, Inc. (“TME”) aggregating $82,773; and (4) $25,000 advanced to Solus Industries, LLC ("Solus"), another previous acquisition target.  The advances to both TME and Solus, aggregating $107,773, were allowed for in its entirety with a corresponding bad debt expense recorded on the accompanying statement of operations during the nine months ended September 30, 2013.

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $21,970 and $43,474, during the three and nine months ended September 30, 2013. The unamortized balance of $206,526 at September 30, 2013 will be fully amortized through the maturity date, February 21, 2016.

Note 6.  Stockholders’ Equity

Stock Issuances

During the nine months ended September 30, 2013, the Company issued 53,277 shares of common stock in connection with the conversion of notes payable aggregating $75,000 and corresponding accrued interest on convertible notes aggregating $33,290. In addition, during the nine months ended September 30, 2013, the Company issued 109,285 shares of common stock in connection with the retroactive adjustment of conversions of previously accrued interest, aggregating $38,068. The $38,068 was recorded as investor relations expense on the accompanying statement of operations. The Company also extinguished $10,000 of advances from shareholders by issuing 20,000 shares of common stock and issued 20,000 shares of common stock for $5,000 in professional fees.

Warrants

On February 16 and March 18, 2013, the Board of Directors of the Company approved the extension of the expiration dates of all of its 2,311,671 outstanding Warrants, exercisable at $1.50 per share, to May 31, 2013, and June 30, 2013, respectively. As a result of these warrant modifications, the Company recognized $11,310 of investor relations expense representing the increased value of the Warrants due to the extension. As of June 30, 2013, the warrants to purchase 2,311,671 shares of the Company's stock at $1.50 per share lapsed; however, on July 2, 2013, the Company's Board of Directors approved further extending the expiration date to June 30, 2014, as well as

TRAILBLAZER RESOURCES, INC.
NOTES TO  FINANCIAL STATEMENTS (Unaudited)

reducing their exercise price to $1.00 per share (Note 3). The warrant modification value, aggregating $728,682, was recognized as investor relations expense during the three months ended September 30, 2013.

Note 7.  Related Party Transactions

In February 2012, the Company entered into a consulting agreement with AES, an entity owned by minority shareholders of the Company, for strategic and financial advisory consulting services and issued 5,000,000 restricted shares of common stock valued at $1,750,000 using the closing market price of $0.35 on the date the agreement was executed. The $1,750,000 was amortized over the six month term of the agreement on a straight line basis. During the three and nine months ended September 30, 2012, $486,278 and $1,750,000, respectively, was recorded as general and administrative expense under this agreement. No corresponding expense was recognized during the three and nine months ended September 30, 2013.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with DEP as described in Note 5, Revolving Convertible Note, Shareholder.

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc., providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company also formally acknowledged its existing debt to JIMMAR Consulting, Inc., which amounted to $64,538 at September 30, 2013. The debt agreement requires payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. Interest expense for the three months ended September 30, 2013 was $2,473, all of which remained unpaid at September 30, 2013 and is included in accrued expenses on the accompanying balance sheet.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and 2012:

TRAILBLAZER RESOURCES, INC.
NOTES TO  FINANCIAL STATEMENTS (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Basic loss per share calculation:
Net (loss) from continuing operations to common shareholders	$(876,409)	$(520,217)	$(1,101,753)	$(1,864,713)
Net (loss) to common shareholders	$(876,409)	$(520,217)	$(1,101,753)	$(1,864,713)

Weighted average common shares outstanding	28,260,107	28,072,610	28,153,567	26,317,846

Net loss per share from continuing opeations	$(0.03)	$(0.02)	$(0.04)	$(0.07)
Basic net loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.07)

Diluted loss per share calculation:
Net (Loss) from continuing operations to common shareholders	$(876,409)	$(520,217)	$(1,101,753)	$(1,864,713)
Net income (loss) to common shareholders	$(876,409)	$(520,217)	$(1,101,753)	$(1,864,713)

Weighted average common shares outstanding	28,260,107	28,072,610	28,153,567	26,317,846
Convertible debentures (1)	-	-	-	-
Warrants (2)	-	-	-	-
Options (3)	-	-	-	-
Revolving convertible promissory note (4)	-	-	-	-
Diluted weighted average common shares outstanding	28,260,107	28,072,610	28,153,567	26,317,846
Diluted net loss per share from continuing operations	$(0.03)	$(0.02)	$(0.04)	$(0.07)
Diluted net loss per share	$(0.03)	$(0.02)	$(0.04)	$(0.07)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)
At September 30, 2013 and 2012, there were outstanding convertible debentures equivalent to 220,000 and 250,000 common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

(2)
At September 30, 2013 and 2012, there were outstanding warrant equivalents of 2,311,671 common shares. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)	At September 30, 2013 and 2012, there were no outstanding options which would be anti-dilutive.

(4)
At September 30, 2013 and 2012, there were outstanding revolving convertible note equivalents of 3,731,343 and 0 of common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

Note 9.  Acquisition Agreements

On September 9, 2013, the Company executed an asset acquisition agreement with Solus Industries, LLC ("Solus"). Under the agreement, the Company would issue 20,000,000 shares of newly-issued common stock in exchange for the assets of Solus, including all intellectual property assets known as Solus Intel. Solus, a privately-held company, offers its commercial customers data and vendor management services related to commercial roofing, heating/ventilation/air-conditioning ("HVAC") and refrigeration systems services.

The acquisition agreement with Solus was contingent on the Company's satisfactory completion of due diligence and approval by Solus' members. On October 25, 2013, the Company's Board of Directors voted not to proceed with the proposed transaction with Solus (Note 10).

Note 10.  Subsequent Events

Effective October 25, 2013, the Company terminated the September 9, 2013 asset acquisition agreement with Solus, which contemplated the Company’s purchase of assets as described in Note 9.  The termination was due to unsatisfactory results of the Company’s due diligence investigation of Solus.

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

Results of Operations

The three and nine months ended September 30, 2013 compared to September 30, 2012.

General and administrative expenses

We do not currently generate any revenues, but incur general and administrative expenses related to our status as a publicly-held company, such as legal and accounting fees along with transfer agent fees and other consulting costs.

Total general and administrative expenses were $72,109 and $242,373 for the three and nine months ended September 30, 2013, respectively, compared to $510,765 and $1,838,507 for the three and nine months ended September 30, 2012, respectively. Amortization expense on prepaid consulting agreements was $0 for both the three and nine months ended September 30, 2013, compared to $486,278 and $1,750,000 for the three and nine months ended September 30, 2012, respectively. Bad debt expense, related to the advances made to TME and Solus, previous acquisition targets, during 2013 was $25,000 and $107,773 for the three and nine months ended September 30, 2013, respectively, compared to $0 for both the three and nine month periods ended September 30, 2012. Legal, accounting and other professional fees were $47,109 and $134,600 for the three and nine months ended September 30, 2013, respectively, compared to $24,487 and $88,507 for the three and nine months ended September 30, 2012, respectively. While the Company is operating as a public shell, no director fees will be paid or accrued.

Investor relations expense

Investor relations expense was $766,750 and $778,060 for the three and nine month periods ended September 30, 2013, respectively, and $0 for both the three and nine months ended September 30, 2012. Investor relations expense of $728,682 and $739,992 for the three and nine months ended September 30, 2013 represents  a non-cash charge to earnings for the change in fair value of warrants arising from the modification of the term of warrants previously issued, as described in Note 6 - Stockholders' Equity to the financial statements. $38,068 of investor relation expense for both the three and nine months ended September 30, 2013 resulted from the amended conversion price used to convert accrued interest on outstanding convertible debentures, as described in Note 3 - Convertible Notes Payable to the financial statements.

Interest expense

Total interest expense was $37,550 and $81,320 for the three and nine months ended September 30, 2013, respectively, compared to $9,452 and $26,206 for the three and nine months ended September 30, 2012, respectively. Interest expense for the three and nine months ended September 30, 2013 includes $21,970 and $43,474, respectively, of amortization of discounts arising from the beneficial conversion feature associated with the revolving convertible note described in Note 5. Interest expense on convertible notes payable has decreased due to $75,000 of debt conversions that have occurred during the nine months ended September 30, 2013, along with related deferred debt financing costs becoming fully amortized prior to 2013. Interest expense during the three and nine months ended September 30, 2013 included $4,789 and $9,951, respectively, of interest payable on a revolving convertible note to Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three or nine months ended September 30, 2013 and 2012.

Net loss

The Company’s net losses were $876,409 and $1,101,753 for the three and nine months ended September 30, 2013, respectively, compared to $520,217 and $1,864,713 for the three and nine month periods ended September 30, 2012, respectively, due to the factors described above.

Liquidity and Capital Resources

At September 30, 2013, the Company had cash of $1,146 and a working capital deficiency of $960,021. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used aggregated $3,855 and $0 during the nine months ended September 30, 2013 and 2012, respectively. All operating cash was used to pay various accounts payable. Additionally, (1) operating expenses of $82,227 and (2) advances to acquisition targets TME and Solus, aggregating $107,773, which was fully allowed for as uncollectible, were paid directly by DEP on our behalf.

Investing Cash Flows

There were no investing transactions during the nine months ended September 30, 2013 and 2012.

Financing Cash Flows

There were no investing transactions during the nine months ended September 30, 2013 and 2012.

Debenture Financing

From August 2008 to December 2008, we raised $6,370,000 by selling units, each unit consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”). The Debentures sold included the issuance of 2,548,000 Warrants. Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share; however subsequently reduced to $1.00 per share in July 2013. The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale, subdivision, combination or dividend of our common stock.

At September 30, 2013 and December 31, 2012, Debentures totaling $550,000 and $625,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Revolving Convertible Note Financing

On February 21, 2013, the Company established a revolving convertible note in the amount of $250,000 with Diversified Equities Partners, LLC (“DEP”), a shareholder and entity owned by a minority shareholder of the Company.  Under the terms of the note, DEP has agreed to make advances to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP has the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343 in aggregate.

From February to September 2013, we funded certain existing obligations and current operating costs by drawing $250,000 on this revolving convertible note, as described in "Note 5. Revolving Convertible Note, Shareholder".

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

We will need to seek additional funding for our operations and ongoing general and administrative expenses. Our current plan is to identify and evaluate industries and business opportunities in order to identify a suitable acquisition target. We cannot give any assurance that we will be successful in this effort or that if a suitable acquisition target is obtained, it will result in profitable operations.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

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

As of September 30, 2013, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2012, filed April 15, 2013.

Notwithstanding the material weaknesses that existed as of September 30, 2013, our President and Interim Chief Financial Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 1A.     Risk Factors

Not applicable to smaller reporting companies.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Date	Persons or Class of Persons	Securities	Consideration

July 2, 2013	1 accredited investor	20,000 shares of common stock	Shares issued upon conversion of debt
July 2, 2013	19 accredited investors	109,285 shares of common stock	Additional shares issued resulting from change in
conversion price on previously converted accrued interest
July 2, 2013	12 accredited investors	13,277 shares of common stock	Accrued interest paid to debenture holders for the second
quarter of 2013

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

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

           Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Regulation S-K Number	Document
2.1 3.1	Letter agreement between Trailblazer Resources, Inc. and Solus Industries, LLC dated September 9, 2013 (1) Amended and Restated Articles of Incorporation effective October 14, 2008 (2)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
4.1	Form of Debenture (4)
4.2	Form of Warrant (4)
10.1	2008 Stock Incentive Plan (2)
10.2	Stock Purchase Agreement dated August 12, 2011 (5)
10.3	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (6)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended September 30, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements

______________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated September 9, 2013, filed September 9, 2013.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated February 21, 2013, filed February 27, 2013.

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

TRAILBLAZER RESOURCES, INC.

Dated: November 14, 2013	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President and Interim Chief Financial Officer