Form 10-K
TRAILBLAZER RESOURCES INC.
filed 2014-05-08
CIK 1119807

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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
Yes ☐           No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $12,091,335 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  28,272,504 shares as of March 26, 2014.

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
DECEMBER 31, 2013

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

On December 15, 2008, we closed a private offering of units consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2013, Debentures in the total principal amount of $5,820,000 have been converted into common stock of the Company, the majority of which occurred prior to 2013.  The number of shares of common stock issued as principal and interest for these conversions has totaled 2,474,926 shares.

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

On September 2, 2011 the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities who were the majority shareholders of the Company (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC-C Sale”).  This decision was made due to the continuing operating losses that had been incurred since the reverse acquisition of AFT on October 14, 2008.  As additional funding was going to be required, it was determined to be in the best interests of the Company to dispose of this operating subsidiary.  On October 21, 2011, the Company completed the ECC-C Sale and the Company cancelled 24,039,180 shares of the Company that had been owned by the Mancls. After the ECC-C Sale, we were once again a shell company. We changed the name of the Company to Trailblazer Resources, Inc. effective October 17, 2011.

On December 15, 2011, the Board of Directors extended the expiration date of the remaining 2,311,671 Warrants that had been issued in connection with the convertible Debentures in 2008 to December 31, 2012 and reduced the exercise price to $1.50 per share.  Since December 31, 2012, the expiration date has been extended several times and the exercise price was further reduced. The Warrants currently expire on June 30, 2014 and are exercisable at $1.00 per share.

Our Plan of Operations

Since the disposition of ECC-C, our plan of operations has been to identify and evaluate industries and business opportunities in order to find a suitable acquisition target for the Company.

                On July 20, 2012, we executed an agreement with Temple Mountain Energy, Inc., a Minnesota corporation (“TME”), to acquire TME’s assets.  On April 12, 2013, we determined not to proceed with the proposed transaction since the results of our due diligence investigation were not satisfactory.

                On September 9, 2013, we executed an asset acquisition agreement with Solus Industries, LLC, a Minnesota limited liability company (“Solus”) engaged in providing commercial roofing, heating/ventilation/air-conditioning and refrigeration systems.  Effective October 25, 2013, we terminated the asset acquisition agreement with Solus due to unsatisfactory results of our due diligence investigation.

                As a result of the aforementioned acquisition agreement terminations, our plan of operations for the next twelve months is to continue to seek, identify and acquire a suitable business.

Employees

As of the date of this report, we did not have any employees. All administrative functions are performed by JIMMAR Consulting, Inc. for which we pay an hourly rate and shares.

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

	Bid Prices ($)
	High	Low
2012 Fiscal Year:
March 31, 2012	$0.60	$0.11
June 30, 2012	$0.36	$0.11
September 30, 2012	$0.45	$0.17
December 31, 2012	$0.44	$0.05

2013 Fiscal Year:
March 31, 2013	$1.50	$0.09
June 30, 2013	$1.20	$0.20
September 30, 2013	$0.75	$0.35
December 31, 2013	$0.51	$0.19

On May 7, 2014, the closing bid price for the common stock was $0.27.

Holders

The number of record holders of our common stock, as of March 26, 2014, was 186 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2013, $16,636 of interest on our outstanding convertible debentures had accrued, bringing the total accrued interest on the outstanding convertible debentures to $74,704.  We had not yet issued the 32,235 shares of common stock to pay this accrued interest at December 31, 2013.

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

Accounting Policies and Estimates

The methods, estimates and judgments that we use in applying our critical accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We also have other policies that we consider key accounting policies; however, these policies typically do not require us to make estimates or judgments that are difficult or subjective.

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in this report, of which the most significant are accounting for valuation of stock based compensation and fair value of financial instruments.

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

Results of Operations

We currently do not generate any revenues, but incur general and administrative expenses related to our status as a publicly-held company, such as legal, accounting and transfer agent fees, as well as other applicable expenses such as investor relations expenses.

General and administrative expenses

Total general and administrative expenses were $302,908 for the fiscal year ended December 31, 2013 and $1,862,411 for the fiscal year ended December 31, 2012.

For the 2013 fiscal year, legal and accounting fees were $169,430, compared to $112,411 for 2012.  The increase is due to increased legal and accounting costs associated with due diligence activities related to pursuing acquisition targets. In 2013, the Company incurred $107,773 of bad debt expense, arising from funds advanced to two potential acquisition targets that were subsequently deemed uncollectible.

A significant portion of the Company’s 2012 general and administrative expenses was due to $1,750,000 of consulting expense amortization, related to the Company’s consulting agreement with Advanced Equity Solutions, Inc., an entity owned by minority shareholders of the Company. The expense was paid in shares and valued based on the market price of the shares on the date issued.

Investor relations expense

Investor relations expense was $778,060 and $0 for the years ended December 31, 2013 and 2012, respectively. $739,992 of investor relations expense represents a non-cash charge to earnings for the change in fair value of warrants arising from the modification of the term of previously issued warrants, as described in Note 6 - Stockholders' Equity to the financial statements. $38,068 of investor relation expense for the year ended December 31, 2013 resulted from the amended conversion price used to convert accrued interest on outstanding convertible debentures, as described in Note 3 - Convertible Notes Payable to the financial statements.

Net loss from operations

The Company’s net loss from operations was $1,080,968 and $1,862,411 for the years ended December 31, 2013 and 2012, respectively. The decrease in our net loss from operations was due to lower general and administrative costs, offset by an increase in non-cash investor relations expense in 2013.

Interest expense

Interest expense was $129,902 for the year ended December 31, 2013 compared to  $38,228 for the 2012 fiscal year.  Interest expense during 2013 consisted of accrued interest on (a) convertible promissory notes of $36,731, (b) a revolving convertible note of $14,992, and (c)  notes payable to a related party of $12,735, along with non-cash amortization of the beneficial conversion feature related to the convertible line of credit of $65,444 as described in Note 5 - Revolving Convertible Note - Shareholder to the financial statements. Interest expense in 2013 increased over 2012 due to the financing costs associated with the convertible line of credit.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was deemed more likely than not, that the net deferred tax assets would not be realized. Since 2009, the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the years ended December 31, 2013 and 2012.

Net loss

The Company’s net loss decreased from $1,900,639 in 2012 to a loss of $1,210,870 in 2013 due to the factors described above.

Liquidity and Capital Resources

At December 31, 2013, the corporate shell Company had only $985 of cash and a working capital deficiency of $1,042,355.

Operating Cash Flows

Operating activities used $82,766 in cash during the 2013 fiscal year compared to using $64,999 during the 2012 fiscal year.

Investing Cash Flows

There were no investing transactions during the years ended December 31, 2013 and 2012.

Financing Cash Flows

Financing activities provided $78,750 and $70,000 of cash for the years ended December 31, 2013 and 2012, respectively. Financing cash activity in both 2013 and 2012 consisted of shareholder advances.

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

At December 31, 2013, Debentures totaling $550,000 remain outstanding and are overdue.  Debentures in the aggregate principal amount of $5,820,000 have been converted to common stock as of December 31, 2013. Many of the remaining Debenture holders have elected to receive interest in the form of common stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Shareholder Financing

On February 21, 2013, we established a revolving convertible promissory note in the amount of $250,000 with Diversified Equities Partners, LLC (“DEP”), a shareholder and entity owned by a minority shareholder of the Company.  Under the terms of the note, DEP has agreed to make loans to us during a three-year period.  Interest accrues on the unpaid principal balance at the rate of 8% per annum and is to be paid quarterly beginning May 31, 2013.  All outstanding and unpaid principal and all outstanding and accrued unpaid interest shall become due and payable on February 21, 2016.  We may prepay the note at any time without penalty and re-borrow under the note.  DEP has the right to convert all or any portion of the note into shares of our common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343 in the aggregate. The Company has relied upon an additional $100,000 provided by DEP in October 2013 to make partial payments to vendors. This advance, net of a partial repayment, is included in Advances from Shareholders on the Company's Balance Sheet at December 31, 2013. We will need additional funding to continue our operations. See Note 2 - Going Concern Uncertainty to the financial statements.

Going Forward

The illiquidity suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company. This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability. The Company will still need to convert, extend or otherwise renegotiate the terms of the Debentures and other financing described above. The Company is relying upon the limited funds from shareholders to continue to operate as a public company in good standing while the Company looks for a target business. We anticipate any acquisition with a target company will be consummated primarily through the issuance of  shares of the Company's stock.

We will likely need to seek additional funding for operations.  Our present plan of operations for the next twelve months is to identify and evaluate industries and business opportunities in order to find a suitable acquisition target for the Company.  We cannot give any assurance that we will be successful in this effort or that if a suitable acquisition target is obtained, it will result in profitable operations nor can we give any assurances that we will obtain adequate funding to stay in business until a suitable acquisition target is identified.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.       Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Trailblazer Resources, Inc.
Henderson, Nevada

We have audited the accompanying balance sheet of Trailblazer Resources, Inc. as of December 31, 2013 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailblazer Resources, Inc. at December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the financial statements, the Company has sustained continued losses from operations and net losses and has an accumulated deficit at December 31, 2013 with no foreseeable source of income, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Edina, Minnesota

May 8 , 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trailblazer Resources, Inc.

We have audited the accompanying balance sheet of Trailblazer Resources, Inc. as of December 31, 2012 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  Trailblazer Resources, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailblazer Resources, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the financial statements, the Company had a net loss for the year ended December 31, 2012, had an accumulated deficit at December 31, 2012, and the Company has no foreseeable source of revenue.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann LLC

Edina, Minnesota
April 15, 2013

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS
	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$985	$5,001
Total current assets	985	5,001

Debt issuance costs, net	184,556	-
Total assets	$185,541	$5,001

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$625,000
Accounts payable	59,105	106,363
Advances from shareholders	262,216	193,466
Note payable to shareholder	67,588	-
Accrued expenses	104,431	73,264
Total current liabilities	1,043,340	998,093

Long-term advance from shareholders	-	60,000
Revolving convertible note, shareholder	250,000	-
Total liabilities	1,293,340	1,058,093

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,272,504 and 28,069,882 shares issued and outstanding at
December 31, 2013 and 2012, respectively	28,272	28,070
Additional paid-in capital	23,318,911	22,162,950
Accumulated deficit	(24,454,982)	(23,244,112)
Total stockholders' deficit	(1,107,799)	(1,053,092)

Total liabilities and stockholders' deficit	$185,541	$5,001

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS
	Years Ended
	December 31,
	2013	2012

Revenue	$-	$-

Operating expenses:
General and administrative expenses	302,908	1,862,411
Investor relations expense	778,060	-
Total operating expenses	1,080,968	1,862,411

Loss from operations	(1,080,968)	(1,862,411)

Interest expense	(129,902)	(38,228)

Loss before income tax benefit	(1,210,870)	(1,900,639)

Income tax benefit	-	-

Net loss	$(1,210,870)	$(1,900,639)

Net loss per common share - basic and diluted	$(0.04)	$(0.07)

Weighted average shares outstanding - basic and diluted	28,183,546	26,757,555

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
Statements of Stockholders' Deficit
Years Ended December 31, 2013 and 2012

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance at January 1, 2012	23,019,175	$23,019	$20,311,309	$(21,343,473)	$(1,009,145)

Convertible notes payable converted to common stock	20,000	20	49,980	-	50,000
Stock issued for interest owed on convertible debt	10,707	11	26,681	-	26,692
Restricted stock issued for consulting services	5,020,000	5,020	1,774,980	-	1,780,000
Net loss	-	-	-	(1,900,639)	(1,900,639)
Balance at December 31, 2012	28,069,882	28,070	22,162,950	(23,244,112)	(1,053,092)

Convertible notes payable converted to common stock	30,000	30	74,970	-	75,000
Stock issued for interest owed on convertible debt	23,337	23	33,267	-	33,290
Stock warrants modified for investor relations expense	-	-	739,992	-	739,992
Stock issued for professional services	20,000	20	4,980	-	5,000
Shareholder advances converted to common stock	20,000	20	9,980	-	10,000
Stock issued for investor relations expense	109,285	109	37,959	-	38,068
Beneficial conversion feature	-	-	250,000	-	250,000
Stock issuable for professional services	-	-	4,813	-	4,813
Net loss	-	-	-	(1,210,870)	(1,210,870)
Balance at December 31, 2013	28,272,504	$28,272	$23,318,911	$(24,454,982)	$(1,107,799)

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS
	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,210,870)	$(1,900,639)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	65,444	-
Non-cash investor relations expense	778,060	-
Bad debt expense	107,773	-
Expenses paid directly by shareholders and added to revolving convertible note	82,227	-
Amortization of prepaid consulting expense	-	1,750,000
Stock issued for professional services	5,000	-
Stock issuable for professional services	4,813	-
Changes in operating assets and liabilities:
Accounts payable	20,330	47,412
Accrued expenses	64,457	38,228
Net cash used in operating activities	(82,766)	(64,999)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in advances from shareholders	78,750	70,000

Net cash provided by financing activities	78,750	70,000

Net decrease in cash and cash equivalents	(4,016)	5,001
Cash and cash equivalents:
Beginning of period	5,001	-
End of period	$985	$5,001

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$-	$127,516
Increase in debt isuance costs in connection with beneficial conversion feature on
revolving convertible note, shareholder	$250,000	$-
Accrued interest paid with common stock	$33,290	$26,691
Convertible notes payable converted to common stock	$75,000	$50,000
Accrued expenses paid with common stock	$-	$30,000
Common stock issued for prepaid consulting agreement	$-	$1,750,000
Expenses and advances to unrelated parties paid directly by shareholder in exchange
for revolving convertible note, shareholder	$190,000	$-
Shareholder advances converted to revolving convertible note, shareholder	$60,000	$-
Shareholder advances converted to shares of common stock	$10,000	$-
Accounts payable converted to note payable, shareholder	$67,588	$-

See notes to the financial statements.

Note 1.     Nature of Business and Significant Accounting Policies

Nature of Business

Trailblazer Resources, Inc., (the “Company”), is a public shell company that is seeking a business opportunity. We currently have no on-going business operations.

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

Income Taxes

Income taxes are provided for using the asset and liability method of accounting. A deferred tax asset or liability is recorded for all differences between the reported amounts of assets and liabilities and their respective tax basis, and for tax credit carryforwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2013 and 2012.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2008 through 2013.

Advertising Expense

The Company expenses advertising costs as incurred.  The Company had no advertising expense during  the years ended December 31, 2013 and 2012, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments included on the balance sheet include cash, accounts payable, and debt. Fair values of accounts payable and cash were assumed to approximate cost or carrying values.

At December 31, 2013 and 2012, it is deemed impracticable to estimate the fair value of the Company’s debt, as quoted market prices are not available, a valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of the debt held by the Company.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2013 and 2012, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

There were no new accounting standards issued or effective during the year ended December 31, 2013 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.     Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2013, the Company had a working capital deficiency of $1,042,355 and an accumulated deficit of $24,454,982, and reported a net loss for the year then ended of $1,210,870.

The Company has limited financial resources, has been unprofitable since its inception and currently has no source of revenue generating activities.   These factors raise substantial doubt about its ability to continue as a going concern. Management plans to rely on advances from certain shareholders to fund its ongoing obligations; however, there is no guarantee that the Company will be able to obtain an adequate amount of funding. If the Company is unable to obtain the necessary funding, the Company may need to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At issuance, each Warrant was immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share. As of December 31, 2013, the Warrants had been extended through June 2014 and the exercise price has been reduced to $1.00 per share (Note 6).  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale; subdivision, combination or other dividend of the Company’s common stock. The debt discount created by the detachable Warrants, was fully amortized before December 31, 2011.

     The private placement closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

     The following table summarizes the convertible notes balance as of December 31, 2013 and 2012:

Balance at January 1, 2012	$675,000

Less: conversion of debt to common stock	(50,000)

Balance at December 31, 2012	625,000

Less: conversion of debt to common stock	(75,000)

Balance at December 31, 2013	$550,000

All outstanding Debentures at December 31, 2013 and 2012, totaling $550,000 and $625,000, respectively, are past their maturity dates and are currently due on demand.

The effective annual interest rate for both of the years ended December 31, 2013 and 2012 was 6%. Prior to July 2, 2013, the Debentures provided holders the option to convert any accrued interest owed to them at $2.50 per share. On July 2, 2013, the Company's Board of Directors amended the conversion price to be the average of the trading price of the shares for the 21 trading days preceding each quarterly interest payment date and retroactively adjusted all previously accrued interest conversions since the original maturity dates in 2011. The Company issued 109,285 shares valued at $38,068 in July 2013 as part of this retroactive adjustment, which was recorded as investor relations expense.

Note 4.     Advances From Shareholders

Subsequent to the divestiture of ECC-C on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders. Going forward, the Company will continue to incur ongoing professional and other fees in connection with being a public company. As of December 31, 2013 and 2012, $262,216 and $253,466, respectively, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the December 31, 2013 and 2012 balances bear a 3.5% interest rate, and is due upon demand. The remaining December 31, 2013 and 2012 shareholder advance balances are non-interest bearing and due on demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company (Note 5). On April 1, 2013, $10,000 of the non-interest bearing shareholder advances was converted into 20,000 shares of the Company's common stock, at a conversion rate of $0.50 per share.

In October 2013, DEP advanced the Company an additional $103,750, which, after repayment of $25,000, resulted in net proceeds of $78,750 to fund payment of Company operating expenses. This advance is unsecured, noninterest bearing, and due on demand.

    During 2013 and 2012, $7,899 and $0, respectively, of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at December 31, 2013.

Note 5.     Revolving Convertible Note, Shareholder

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013; however, none has been paid as of December 31, 2013. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016. Accrued expenses include $14,992 of interest due to shareholders relating to this revolving convertible note as of December 31, 2013.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP has the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognized additional beneficial conversion costs, as described below, upon each new borrowing.

As of December 31, 2013, the Company has drawn an aggregate $250,000 on the note which includes:  (1) $60,000 of advances from shareholders outstanding at December 31, 2012 that were refinanced into this note; (2) professional services aggregating $82,227 paid directly by DEP on behalf of the Company; (3) advances made by DEP, on behalf of the Company, to a previous acquisition target, Temple Mountain Energy, Inc. (“TME”) aggregating $82,773; and (4) $25,000 advanced to Solus Industries, LLC ("Solus"), another previous acquisition target.  The advances to both TME and Solus, aggregating $107,773, were written off in their entirety with a corresponding bad debt expense recorded on the accompanying statement of operations during the year ended December 31, 2013. The Company is no longer considering an acquisition of either TME or Solus.

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $65,444, during the year ended December 31, 2013. The unamortized balance of $184,556 at December 31, 2013 will be fully amortized through the maturity date, February 21, 2016.

Note 6.     Stockholders’ Equity

Stock Issuances

Pursuant to the Company’s Director Compensation Plan, the Company, in January 2012, granted 20,000 shares of common stock to a former director in settlement of $30,000 in accrued director compensation.

During the year ended December 31, 2013, the Company issued 109,285 shares of common stock in connection with the retroactive adjustment of conversions of previously accrued interest, aggregating $38,068. The $38,068 was recorded as investor relations expense on the accompanying statement of operations. The Company also extinguished $10,000 of advances from shareholders by issuing 20,000 shares of common stock and also issued 20,000 shares of common stock for $5,000 in professional fees.

Converted Debt

During the years ended December 31, 2013 and 2012, $75,000 and $50,000, respectively, of the debt was converted to common shares of the Company, at $2.50 per share.  A total of 53,337 and  30,707 common shares were issued for the debt and related interest on the debt during the years ended December 31, 2013 and 2012, respectively.

Warrants

    On December 15, 2011, the Board of Directors of the Company approved the extension of the expiration dates of the remaining Warrants to December 31, 2012 at a reduced exercise price of $1.50 per share in order to potentially raise capital in the future. On December 31, 2012, the Board of Directors approved an extension of all outstanding warrant expiration dates to April 30, 2013. On March 18, 2013, the Board of Directors approved the further extension of the expiration date of all of its outstanding Warrants to June 30, 2013. As of June 30, 2013, the Warrants to purchase 2,311,671 shares of the Company's stock at $1.50 per share lapsed. However, on July 2, 2013, the Company's Board of Directors approved further extending the expiration date to June 30, 2014, as well as reducing their exercise price to $1.00 per share. The estimated warrant modification value, aggregating $739,992 was recognized as investor relations expense during the year ended December 31, 2013. As of December 31, 2013, there were 2,311,671 Warrants outstanding, which are exercisable at $1.00 per share until June 30, 2014.

Using the Black-Scholes-Merton option pricing model, the following assumptions were used to calculate the fair value of the warrant extensions during 2013:

Contractual life in years	0.2 - 1.0%
Expected volatility	133.0% - 285.9%
Expected dividend rate	0.00%
Risk free interest rate	0.07% - 0.14%

The contractual life of the Warrants is based on the amended warrant terms. The expected volatility and dividend rate is based upon historical data. The risk free rate of return is based upon the Treasury Rate for maturities of bond obligations of the U.S. government with terms comparable to the contractual life of the modified warrants being valued.

Stock Option Awards

On June 18, 2008, the Board of Directors approved the Company's 2008 Stock Incentive Plan (the “2008 Plan”) which reserves 3,300,000 shares of common stock, under which officers, other key employees, and directors may be granted options to purchase shares of the Company's common stock at not less than the fair market value of such shares on the date of the grant. Options generally become exercisable ratably on the anniversary of the date of the grant over a period of up to four years.  Vesting for all outstanding options is based solely on continued service as an employee of the Company and generally vest upon retirement. Options to purchase shares expire not later than ten years after the grant of the option. The 2008 plan was approved by a majority of the shareholders on August 29, 2008. The 2008 Plan also authorizes the issuance of stock appreciation rights, restricted shares, unrestricted shares, deferred shares, and performance awards under which the Plan Committee has discretion in determining vesting conditions of the awards.

The only awards outstanding as of December 31, 2011, were vested options for the purchase of 60,500 shares which were exercisable at a weighted exercise price of $3.24, and expired in January 2012.

No stock options were granted and no expense (benefit) related to stock option awards was recorded during the years ended December 31, 2013 and 2012.

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contract Life	Intrinsic
	Options	Exercise Price	(Years)	Value(1)

Outstanding January 1, 2011	60,500	$3.24	0.08	-
Granted	-	$-	-	-
Canceled or expired	(60,500)	$(3.24)	-	-
Exercised	-	$-	-	-
Outstanding December 31, 2012	-	$-	-	-
Granted	-	$-	-	-
Canceled or expired	-	$-	-	-
Exercised	-	$-	-	-
Outstanding December 31, 2013	-	$-	-	-

Exerecisable at December 31, 2013	-	$-

(1)	The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7.     Income Taxes

The income tax provision (benefit) consisted of the following for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012
Current	$-	$-
Deferred tax expense (benefit)	1,120,000	(59,000)
Subtotal	1,120,000	(59,000)
Change in valuation allowance	(1,120,000)	59,000
Total income tax expense (benefit)	$-	$-

At December 31, 2013 and 2012, the Company reviewed all available evidence pertaining to the realization of the Company’s recorded deferred tax assets. The negative evidence available to the Company at December 31, 2013 and 2012 included the Company’s continued significant operating losses recorded through December 31, 2013 and 2012 and the divestiture of the Company’s only operating business on October 31, 2011.  Based on the weighting of the evidence, the Company concluded that a full valuation allowance was needed as of December 31, 2013 and 2012.

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	Years ended December 31,
	2013	2012

Deferred tax assets:
Accruals and reserves	$1,000	$1,000
Expenses related to warrants and options	286,000	1,550,000
Net operating loss carryforwards	2,014,000	1,870,000
Total deferred tax assets	$2,301,000	$3,421,000

Less: valuation allowance	(2,301,000)	(3,421,000)
Net deferred income tax assets	$-	$-

As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $5,125,000 expiring in various years from 2028 through 2033. Due to the significant ownership change that occurred with the divestiture of ECC-C on October 21, 2011, these federal operating loss carryforwards will likely be severely limited after a U.S. Internal Revenue Code Section 382 study is performed if the Company becomes profitable in the future.

The reconciliation of the tax provision (benefit) compared at the statutory rate to the effective tax rate is as follows for the years ended December 31:

	2013	2012
Statutory U.S. federal income tax rate	(34.0%)	(34.0%)
State and local income taxes, net of federal income tax benefit	(5.3%)	(5.3%)
Permanent differences	131.8%	36.2%
	92.5%	(3.1%)
Change in valuation allowances	(92.5%)	3.1%
Effective income tax rate	0.0%	0.0%

Note 8.     Related Party Transactions

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

Certain minority shareholders (a) directly paid legal, accounting and other administrative fees, totaling  $127,516, on behalf of the Company during 2012, and (b) advanced cash funds aggregating $103,750 and $70,000 during the years ended December 31, 2013 and 2012, respectively. These transactions were recorded as advances from shareholders. During 2013, $95,000 of the advances were settled or refinanced into other debt (Note 4). As of December 31, 2013 and 2012, $262,216 and $253,466 were due to minority shareholders, respectively. $125,000 of the December 31, 2013 and 2012 balances bear a 3.5% interest rate, and are due upon demand. The remaining December 31, 2013 and 2012 shareholder advance balances are non-interest bearing and due on demand.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with DEP as described in Note 5, Revolving Convertible Note, Shareholder.

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller and shareholder, JIMMAR Consulting, Inc., providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company also formally acknowledged its existing debt to JIMMAR Consulting, Inc., which aggregated $67,588 at December 31, 2013. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or, at the Company's option, in common shares of the Company's stock, based on a conversion price of $0.37 per share. Interest expense for the year ended December 31, 2013 was $4,836, all of which remained unpaid at December 31, 2013 and is included in accrued expenses on the accompanying balance sheet. The Company is in default of the provisions of this agreement, and has not made any principal or interest payments as of December 31, 2013. As of December 31, 2013, the Company has not issued the shares that were to be issued in August and November 2013. Based on the share price of the stock at the date of the consulting agreement, July 23, 2013, the stock to be issued is valued at $0.35 per share, and are being recognized over the term of the agreement. As a result, the Company recorded stock issuable of $4,813 with an offsetting expense recorded in general and administrative expenses for the year ending December 31, 2013.

Note 9.     Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, we are not currently involved in any pending or threatened legal proceedings.

Note 10.    Loss Per Share

The Company computes earnings (loss) per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding, so long as such equivalents are not anti-dilutive.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2013 and 2012:

	2013	2012

Basic loss per share calculation:
Net loss from continuing operations to common shareholders	$(1,210,870)	$(1,900,639)
Net loss to common shareholders	$(1,210,870)	$(1,900,639)

Weighted average common shares outstanding	28,183,546	26,757,555

Net loss per common share from continuing operations	$(0.04)	$(0.07)
Basic net loss per common share	$(0.04)	$(0.07)

Diluted loss per share calculation:
Net Loss from continuing operations to common shareholders	$(1,210,870)	$(1,900,639)
Net income loss to common shareholders	$(1,210,870)	$(1,900,639)

Weighted average common shares outstanding	28,183,546	26,757,555
Convertible debentures (1)	-	-
Warrants (2)	-	-
Options (3)	-	-
Revolving convertible promissory note (4)	-	-
Diluted weighted average common shares outstanding	28,183,546	26,757,555
Diluted net loss per common share from continuing operations	$(0.04)	$(0.07)
Diluted net loss per common share	$(0.04)	$(0.07)

The following common stock equivalents have been excluded from the diluted per share calculations because they are anti-dilutive:

(1).           At December 31, 2013 and 2012, there were outstanding convertible debentures equivalent to 220,000 and 250,000 common shares, respectively.

(2).           At both December 31, 2013 and 2012, there were outstanding warrant equivalents of 2,311,671.

(3).           At December 31, 2013 and 2012, there were no outstanding option equivalents.

(4).           At December 31, 2013 and 2012, there were outstanding revolving convertible note equivalents of 3,731,343 and 0, respectively.

Note 11.    Acquisition Agreements

On July 20, 2012, the Company executed an agreement with Temple Mountain Energy, Inc., a Minnesota corporation (“TME”), with regard to our proposed acquisition of TME’s assets.  TME is a privately-held company with mineral leases, large mining permits and operational assets focused on oil sands mining and processing in the Vernal, Utah area.  On April 12, 2013, the Company determined not to proceed with the proposed transaction since the results of our due diligence investigation were not satisfactory.

On September 9, 2013, the Company executed an asset acquisition agreement with Solus Industries, LLC, a Minnesota limited liability company (“Solus”) engaged in providing commercial roofing, heating/ventilation/air-conditioning and refrigeration systems.  Effective October 25, 2013, we terminated the asset acquisition agreement with Solus due to unsatisfactory results of our due diligence investigation.

We had advanced $82,773 to TME and $25,000 to Solus while the transactions were pending.  These advances were written off in their entirety with a corresponding bad debt expense recorded on the accompanying statement of operations during the year ended December 31, 2013.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 1, 2013, the practice of Moquist Thorvilson Kaufmann LLC (“MTK”), which was engaged as our independent registered public accounting firm, was combined with BDO USA, LLP (“BDO”) and the professional staff and partners of MTK joined BDO either as employees or partners of BDO. As a result of this transaction, MTK resigned as our independent registered public accounting firm on August 16, 2013. On August 16, 2013, following the resignation of MTK, the Company, through and with the approval of its Board of Directors, appointed BDO as its independent registered public accounting firm.

Other than for the inclusion of a paragraph describing the uncertainty of the Company’s ability to continue as a going concern, MTK's reports on the Company's financial statements for the years ended December 31, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years and the subsequent interim period preceding MTK's resignation, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with MTK on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MTK, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii) except as noted below, no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

In connection with its audit of the Company’s financial statements for the years ended December 31, 2012 and 2011, MTK reported the existence of material weaknesses in the Company's internal control over financial reporting to the Audit Committee of the Company. The material weaknesses relate to the fact that the Company has a lack of segregation of duties and does not have the internal resources to routinely prepare the Company’s financial statements and lacks documentation of corresponding review procedures. These material weaknesses have not been corrected at this time due to the Company’s lack of employees and the lack of cash resources.

During the Company's two most recent fiscal years and the subsequent interim period preceding BDO's engagement, neither the Company nor anyone on its behalf consulted BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” (within the meaning of Item 304(a) of Regulation S-K and Item 304(a)(1)(v) of Regulation S-K, respectively).

In approving the selection of BDO as the Company's independent registered public accounting firm, the Board of Directors considered all relevant factors, including that no non-audit services were previously provided by BDO to the Company.

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

As of December 31, 2013, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2013, our President has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2013.

As a result of our material weakness described below, management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2013:

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

Item 9B.          Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our directors and officers, and their ages as of the date of this report, are as follows:

Name	Age	Current Position with Company
Samuel W. Fairchild	59	President, Interim Chief Executive Officer, Interim Chief Financial Officer and Director
Mark Huelskamp	59	Director
Michael T. Murray	64	Corporate Secretary and Director

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

Samuel W. Fairchild.  Mr. Fairchild has served as a director since October 2008 and as our President and Interim Chief Financial Officer since October 2011. Since March 2013, he has been the Chief Financial Officer and Interim Chief Executive Officer of Estrella Group, LLC, a privately-held real-estate investment company specializing in multi-family housing in regions of the US experiencing rapid growth in Hispanic population.  Before, he had served as the Chief Executive Officer of Optiwind Corp., a privately-held company located in Torrington, Connecticut, that markets and distributes wind turbines to mid-sized users.  Previous to that, he served as Chief Executive Officer and Director of Tower Tech Holdings (TWRT), the predecessor to Broadwind Energy (BWEN), from 2006 – 2007, where he led the growth in market capitalization from $40 million to nearly $1 billion through process restructuring, market repositioning, capital formation and responsive corporate governance.  Mr. Fairchild has been the President of the Tadpole Group, an investment portfolio-holding company focused on harvesting value from transformation, since August 2004. Prior to founding Tadpole in 2004, Mr. Fairchild co-led the Global Government, Transport & Infrastructure Group of PA Consulting Group, a role he assumed in 1999 as a result of PA’s acquisition of GKMG Consulting Services, a strategic consulting firm he founded in 1992.  During that period, he also served as “shadow CEO” of Air New Zealand following the demise of its wholly-owned subsidiary, Ansett Airlines, where he led the Crown’s acquisition of most of the outstanding shares and the comprehensive turnaround of the airline.  He has also served in the White House as senior advisor to President Reagan and Vice President Bush for transportation and regulatory policy, and was George Bush’s Acting Assistant Secretary of Transportation for Policy and International Affairs.  Following his government service, Mr. Fairchild was a member of the management group at the Carlyle Group, where he helped to establish BDM International’s transportation group before BDM was sold to TRW, Inc.  Since May 1996, Mr. Fairchild has been the Chairman of the Board of Schiphol North America, the owner of JFK’s $1.4 billion Terminal Four and the international arm of Amsterdam Airport’s Schiphol Group.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2013, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.    Executive Compensation.

The following table sets forth information regarding the remuneration of our principal executive officer and our executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years:
Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Samuel Fairchild, Chief Executive Officer	2013	-	-	-	-	-	-
	2012	-	-	-	-	-	-

Outstanding Equity Awards at 2013 Year End

                There were no outstanding equity awards at December 31, 2013.

Director Compensation

During the fiscal year ended December 31, 2013, we did not pay any compensation to our directors.

Stock Plans

Our stockholders adopted the 2008 Stock Incentive Plan on August 29, 2008, in order to attract, retain and motivate the employees, officers, directors and consultants of our Company and our affiliates and to provide incentives and rewards for superior performance.

Shares Subject to the Stock Incentive Plan.  We may issue Awards equal to no more than 10% of our issued and outstanding common stock under the Stock Incentive Plan, which are outstanding as of the last completed fiscal year.  As of our last fiscal year end, we had 28,272,504 issued and outstanding shares of common stock.  Thus, we are currently authorized to issue Awards representing 2,827,250 shares of common stock.  The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

As of December 31, 2013, there were no outstanding options or other awards under the Stock Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock on March 26, 2014 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current directors and executive officers.  Shares of common stock subject to  warrants currently exercisable or exercisable within 60 days of March 26, 2014 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Diversified Equities Partners, LLC 2600 Paseo Verde Parkway #200 Henderson, NV 89074	4,380,841 (3)	15.5%
Advanced Equity Solutions Inc. 564 Wedge Drive Fernley, NV 89408	2,000,000	7.1%
Samuel W. Fairchild	956,503 (4)	3.4%
Mark Huelskamp	322,428	1.1%
Michael Murray	0	--
Officers and directors as a group (3 persons)	1,278,931	4.5%
*           Less than 0.1%
______________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	Based on 28,272,504 shares of common stock outstanding as of March 26, 2014.
(3)	Includes 3,731,343 shares issuable upon conversion of amounts owed under a convertible promissory note.
(4)	Includes 40,000 shares of common stock held by Mr. Fairchild’s spouse and minor children and 33,400 shares of common stock issuable upon exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	--	2,827,250

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

On February 21, 2013 we established an unsecured revolving convertible promissory note in the amount of $250,000 with Diversified.  Under the terms of the note, Diversified has agreed to make loans to us during a three-year period.  Interest accrues on the unpaid principal balance at the rate of 8% per annum and is to be paid quarterly beginning May 31, 2013.  All outstanding and unpaid principal and all outstanding and accrued unpaid interest shall become due and payable on February 21, 2016.  We may prepay the note at any time without penalty and re-borrow under the note.  Diversified has the right to convert all or any portion of the note into shares of our common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343 in the aggregate. As of December 31, 2013, we had drawn $250,00 on the note.

In October 2013, Diversified advanced the Company an additional $103,750, which, after repayment of $25,000, resulted in net available proceeds of $78,750 to fund payment of Company operating expenses. This advance is unsecured, noninterest bearing, and due on demand.

AES Consulting Agreement.  On February 21, 2012, the Company entered into a consulting agreement with Advanced Equity Solutions, Inc. (“AES”), an entity owned by minority shareholders of the Company, to provide for strategic and financial advisory consulting services. The Company’s Board of Directors approved the issuance of 5,000,000 restricted shares of common stock as compensation for this agreement.  The shares were issued on April 5, 2012, and valued at $1,750,000.

JIMMAR Consulting, Inc. Consulting Agreement. In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller and shareholder, JIMMAR Consulting, Inc., providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company also formally acknowledged its existing debt to JIMMAR Consulting, Inc., which aggregated $67,588 at December 31, 2013. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or, at the Company's option, in common shares of the Company's stock, based on a conversion price of $0.37 per share. Interest expense for the year ended December 31, 2013 was $4,836, all of which remained unpaid at December 31, 2013 and is included in accrued expenses on the accompanying balance sheet. The Company is in default of the provisions of this agreement, and has not made any principal or interest payments as of December 31, 2013. As of December 31, 2013, the Company has not issued the shares that were to be issued in August and November 2013. Based on the share price of the stock at the date of the consulting agreement, July 23, 2013, the stock to be issued is valued at $0.35 per share, and are being recognized over the term of the agreement. As a result, the Company recorded stock issuable of $4,813 with an offsetting expense recorded in general and administrative expenses for the year ended December 31, 2013.

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

Item 14.    Principal Accountant Fees and Services.

Fees paid to BDO USA, LLC ("BDO") and to Moquist Thorvilson Kaufmann LLC ("MTK") during 2013 and 2012, respectively, were as follows:

	Years ended December 31,

	2013	2012
Audit Fees - BDO (1)	$23,150	$-
Audit Fees - MTK (1)	3,000	46,150
Audit-Related Fees - MTK (2)	1,535	2,248
Tax Fees	1,300	-
All Other Fees	-	-
Total Fees	$28,985	$48,398

(1)
The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the years ended December 31, 2013 and 2012 and included reviews of our quarterly reports on Form 10-Q.

(2)	This amount was billed to us for discussions with our auditors related to potential acquisitions and complex accounting matters.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.  The Board of Directors pre-approves all services to be provided to our Company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors in 2013 and 2012 were pre-approved by the Board of Directors.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Stock Purchase Agreement dated August 12, 2011 (4)
10.3	Consulting Agreement with Advanced Equity Solutions, Inc. dated February 21, 2012 (5)
10.4	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (6)
14.1	Code of Ethics
16.1	Letter from Moquist Thorvilson Kaufmann LLC (7)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Regulation S-K Number	Document
101*
Financial statements from the Annual Report on Form 10-K of Trailblazer Resources, Inc. for the fiscal year ended December 31, 2013, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

______________________________________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated April 5, 2012, filed April 10, 2012.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated February 21, 2013, filed February 27, 2013.
(7)	Filed as an exhibit to the Current Report on Form 8-K dated August 16, 2013, filed August 20, 2013.

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

TRAILBLAZER RESOURCES, INC.

Dated: May __, 2014	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Samuel W. Fairchild Samuel W. Fairchild	President, Interim Chief Financial Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)	May 8, 2014
/s/ Mark Huelskamp Mark Huelskamp	Director	May 8, 2014
/s/ Michael Murray Michael Murray	Director	May 8, 2014