Form 10-Q
period 2014-03-31
TRAILBLAZER RESOURCES INC.
filed 2014-06-19
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,344,290 shares as of June 15, 2014.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2014

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$776	$985
Total current assets	776	985

Debt issuance costs, net	163,063	184,556
Total assets	$163,839	$185,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	34,244	59,105
Advances from shareholders	299,562	262,216
Note payable to shareholder	67,563	67,588
Accrued expenses	125,226	104,431
Total current liabilities	1,076,595	1,043,340

Revolving convertible note, shareholder	250,000	250,000
Total liabilities	1,326,595	1,293,340
Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,272,504 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	28,272	28,272
Additional paid-in capital	23,321,098	23,318,911
Accumulated deficit	(24,512,126)	(24,454,982)
Total stockholders' deficit	(1,162,756)	(1,107,799)
Total liabilities and stockholders' deficit	$163,839	$185,541

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS

	(Unaudited)
	For the Three Months Ended March 31,
	2014	2013

Revenue	$-	$-

Operating expenses:
General and administrative expenses	14,857	112,556
Investor relations expense	-	11,310
Total operating expenses	14,857	123,866

Loss from operations	(14,857)	(123,866)

Interest expense	(42,287)	(14,161)

Loss before income tax benefit	(57,144)	(138,027)

Income tax benefit	-	-

Net loss	$(57,144)	$(138,027)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	28,272,504	28,069,882

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(57,144)	$(138,027)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	21,493	4,232
Non-cash investor relations expense	-	11,310
Bad debt expense	-	79,973
Expenses paid directly by shareholder and added to revolving convertible note	-	20,000
Stock issuable for professional services	2,187	-
Changes in operating assets and liabilities:
Accounts payable	12,460	11,966
Accrued expenses	20,795	9,929
Net cash used in operating activities	(209)	(617)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in advances from shareholders	10,000	-
Payments on note payable to shareholder	(10,000)	-
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(209)	(617)
Cash and cash equivalents:
Beginning of period	985	5,001
End of period	$776	$4,384

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$27,346	$-
Accounts payable converted to short-term note payable, shareholder	$9,975	$-
Increase in debt issuance costs in connection with beneficial conversion feature on revolving
convertible note, shareholder	$-	$159,973
Expenses and advance to unrelated party paid directly by shareholder in exchange
for revolving convertible note, shareholder	$-	$99,973
Shareholder advances converted to revolving convertible note, shareholder	$-	$60,000

See notes to the financial statements.

Note 1.  Nature of Business and Significant Accounting Policies

Trailblazer Resources, Inc., is a public shell company that is seeking a business opportunity. We currently have no ongoing business operations.

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

There were no new accounting standards issued or effective during the three months ended March 31, 2014 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2014, the Company had a working capital deficiency of $1,075,819, an accumulated deficit of $24,512,126 and had incurred a net loss of $57,144 for the three months ended March 31, 2014.

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

At issuance, each Warrant was originally immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share, which was reduced to $1.50 per share in December 2011. As of December 31, 2013, the warrants had been extended through June 2014 and the exercise price had been reduced to $1.00 per share.  The Warrants also provide anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale, subdivision, combination or other dividend of the Company’s common stock. The debt discount created by the detachable warrants was fully amortized before January 1, 2013.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

The following table summarizes the Debentures balance as of March 31, 2014 and December 31, 2013:

Balance at January 1, 2013	$625,000

Less: conversion of debt to common stock	(75,000)

Balance at December 31, 2013	550,000

Balance at March 31, 2014	$550,000

All outstanding Debentures, totaling $550,000 at both March 31, 2014 and December 31, 2013, are past their maturity dates and are currently due on demand. During the three months ended March 31, 2014, no debt was converted into shares of the Company’s common stock.

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

Note 4.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of March 31, 2014 and December 31, 2013, $299,562 and $262,216, respectively, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the March 31, 2014 and December 31, 2013 balances bears a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at March 31, 2014 and December 31, 2013 are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company.

During the three months ended March 31, 2014, DEP advanced the Company $37,346 to fund payment of Company operating expenses. These advances are unsecured, non-interest bearing, and due on demand.

Note 5.  Revolving Convertible Note, Shareholder

On February 21, 2013 the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013; however, none has been paid as of March 31, 2014. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016. Accrued expenses include $19,924 and $14,992 of interest due to shareholders as of March 31, 2014 and December 31, 2013, respectively.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP has the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognized additional beneficial conversion costs as described below upon each new borrowing.

During 2013, the Company had drawn an aggregate $250,000 on the note which includes:  (1) $60,000 of advances from shareholders outstanding at December 31, 2013 that were refinanced into this note; (2) professional services aggregating $82,227 paid directly by DEP on behalf of the Company; (3) advances made by DEP, on behalf of the Company, to a previous acquisition target, Temple Mountain Energy, Inc. (“TME”) aggregating $82,773; and (4) $25,000 advanced to Solus Industries, LLC ("Solus"), another previous acquisition target.  The advances to both TME and Solus, aggregating $107,773, were allowed for in its entirety with a corresponding bad debt expense recorded on the accompanying statement of operations during the year ended December 31, 2013. The Company is no longer considering an acquisition of either TME or Solus.

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded in 2013 as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $21,493 and $4,232, during the three months ended March 31, 2014 and March 31, 2013, respectively. The unamortized balance of $163,063 at March 31, 2014 will be fully amortized through the maturity date, February 21, 2016.

Note 6.  Stockholders’ Equity

Stock Issuances

There were no share issuances during the three months ended March 31, 2014 and 2013.

Warrants

There were no warrant issuances during the three months ended March 31, 2014.

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

Note 7.  Related Party Transactions

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company also formally acknowledged its existing debt to JIMMAR, which amounted to $67,563 and $67,588 at March 31, 2014 and December 31, 2014, respectively. The debt agreement requires payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the quarter ended March 31, 2014, the Company made payments aggregating $10,000. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $2,187 during the quarter ended March 31, 2014, along with a corresponding increase to equity for stock issuable.

Note 8.  Loss Per Share

The Company computes loss per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common stock and common stock equivalents outstanding during the period so long as the effect of including the common stock equivalents is not anti-dilutive.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2014 and 2013:

	Three Months	Three Months
	Ended	Ended
	March 31, 2014	March 31, 2013

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(57,144)	$(138,027)
Net loss to common shareholders	$(57,144)	$(138,027)

Weighted average common shares outstanding	28,272,504	28,069,882

Net loss per share from continuing operations	$(0.00)	$(0.00)
Basic and diluted net loss per common share	$(0.00)	$(0.00)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At March 31, 2014 and 2013, there were outstanding convertible debentures equivalent to 220,000 and 250,000 common shares, respectively.

(2)	At March 31, 2014 and 2013, there were outstanding warrant equivalents of 2,311,671 common shares.

(3)	At March 31, 2014 and 2013, there were no outstanding options equivalents.

(4)
At March 31, 2014 and 2013, there were outstanding revolving convertible note equivalents of 3,731,343 and 2,387,657 of common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed May 8, 2014, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  The accounting policies and estimates described in that report are contained in Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013, which includes a discussion of the policies identified in this report and other significant accounting policies and should be read in conjunction with this report.

Overview

Trailblazer Resources, Inc., (“we,” “us,” “our,” or the “Company”), a Nevada corporation, currently has no business operations.

The Company had one operating subsidiary, ECC Corrosion, Inc. (“ECC-C”), which was sold on October 21, 2011 due to the continuing losses that the Company had incurred since the reverse acquisition in October 2008. Formerly known as Advanced Fiberglass Technologies ("AFT"), ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”). Founded in 1995 by Jamie and Jennifer Mancl, M&W was the operating entity that developed and operated AFT’s business. In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  On September 1, 2010, AFT changed its name to ECC Corrosion, Inc.

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

Results of Operations

We do not currently generate any revenues, but incur general and administrative expenses related to our status as a publicly-held company, such as legal, accounting and transfer agent fees, as well as other applicable expenses.

The three months ended March 31, 2014 compared to the three months ended March 31, 2013.

General and administrative expenses

Total general and administrative expenses were $14,857 and $112,556 for the three months ended March 31, 2014 and March 31, 2013, respectively. Legal, accounting and other professional fees were $14,857 and $32,592 for the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease in professional fee expense is due to timing of when services were incurred. Bad debt expense was $0 and $79,973 for the three months ended March 31, 2014 and March 31, 2013, respectively. While the Company is operating as a public shell, no director fees will be paid or accrued.

Investor relations expense

Investor relations expense was $0 and $11,310 for the three month periods ended March 31, 2014 and March 31, 2013, respectively. Investor relations expense represented  a non-cash charge to earnings for the change in fair value of warrants arising from the modification of the term of warrants previously issued.

Interest expense

Total interest expense was $42,287 and $14,161 for the three months ended March 31, 2014 and March 31, 2013, respectively. Interest expense for the three months ended March 31, 2014 and 2013 includes $21,493 and $4,232, respectively of amortization of discounts arising from the beneficial conversion feature associated with the revolving convertible note described in Note 5. Interest expense on convertible notes payable was $8,137 and $8,877 for the three months ended March 31, 2014 and March 31, 2013, respectively.

In addition, interest expense during the three months ended March 31, 2014 and March 31, 2013 included $10,008 and $1,052, respectively of interest incurred on the revolving convertible note and advances from Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder, as well as interest expense aggregating $2,649 related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.  Interest expense increased in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the financing costs associated with the convertible line of credit and note payable to JIMMAR Consulting, Inc.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three months ended March 31, 2014 and 2013.

Net loss

The Company’s net loss was $57,144 and $138,027 for the three months ended March 31, 2014 and March 31, 2013, respectively, due to the factors described above.

Liquidity and Capital Resources

At March 31, 2014, the Company had cash of $776 and a working capital deficiency of $1,075,819. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used aggregated $209 and $617 during the three months ended March 31, 2014 and 2013, respectively. All operating cash was used to pay various accounts payable.

Investing Cash Flows

There were no investing transactions during the three months ended March 31, 2014 and 2013.

Financing Cash Flows

Financing cash flow activities for the three months ended March 31, 2014 consisted of a $10,000 advance from shareholders used to pay $10,000 on note payable to shareholder. There were no financing transactions during the three months ended March 31, 2013.

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

At March 31, 2014 and December 31, 2013, Debentures totaling $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

During 2013, we funded certain existing obligations and current operating costs by drawing $250,000 on this revolving convertible note, as described in "Note 5. Revolving Convertible Note, Shareholder". During the three months ended March 31, 2014, the Company has relied upon an additional $37,346 provided by DEP to make partial payments to vendors. This advance, is included in Advances from Shareholders on the Company's Balance Sheet at March 31, 2014. We will need additional funding to continue our operations. See Note 2 - Going Concern Uncertainty to the financial statements.

Going Forward

The illiquidity and continuing losses suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company.  This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability.  The Company will still need to convert, extend or otherwise renegotiate the terms of the Debentures and other financings described above.  The Company is relying upon the limited funds provided from shareholders to continue to operate as a public company in good standing while we look for a target business. The Company anticipates that any acquisition with a target company will be consummated primarily through the issuance of the Company's shares of stock, as we do not have sufficient cash to use for such purposes.

We will need to seek additional funding for our operations and ongoing general and administrative expenses. Our current plan is to identify and evaluate industries and business opportunities in order to identify a suitable acquisition target for the Company. We cannot give any assurance that we will be successful in this effort or that if a suitable acquisition target is obtained, it will result in profitable operations nor can we give any assurances that we will obtain adequate funding to stay in business until a suitable acquisition target is identified.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Interim Chief Financial Officer and Interim Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of March 31, 2014, our management, with the participation of our President, Interim Chief Executive Officer, and  Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2013, filed May 8, 2014.

Notwithstanding the material weaknesses that existed as of March 31, 2014, our President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Regulation S-K Number	Document
2.1	Letter agreement between Trailblazer Resources, Inc. and Solus Industries, LLC dated September 9, 2013 (1)
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (2)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (2)
3.3	Certificate of Amendment to Articles of Incorporation (3)
4.1	Form of Debenture (4)
4.2	Form of Warrant (4)
10.1	2008 Stock Incentive Plan (2)
10.2	Stock Purchase Agreement dated August 12, 2011 (5)
10.3	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (6)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended March 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: June 19, 2014	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President, Interim Chief Financial Officer and Interim Chief Executive Officer