Form 10-Q
period 2014-09-30
TRAILBLAZER RESOURCES INC.
filed 2015-08-31
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,344,290shares as of November 15, 2014.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2014

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$119	$985
Total current assets	119	985

Debt issuance costs, net	-	184,556
Total assets	$119	$185,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	54,393	59,105
Advances from shareholders	342,062	262,216
Note payable to shareholder	82,238	67,588
Accrued expenses	140,307	104,431
Total current liabilities	1,169,000	1,043,340

Revolving convertible note, shareholder	250,000	250,000
Total liabilities	1,419,000	1,293,340

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 and 28,272,504 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	28,344	28,272
Additional paid-in capital	23,336,789	23,318,911
Accumulated deficit	(24,784,014)	(24,454,982)
Total stockholders' deficit	(1,418,881)	(1,107,799)
Total liabilities and stockholders' deficit	$119	$185,541

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	10,138	72,109	67,836	242,373
Consulting expense	-	766,750	25,000	778,060
Total operating expenses	10,138	838,859	92,836	1,020,433

Loss from operations	(10,138)	(838,859)	(92,836)	(1,020,433)

Interest expense	(17,786)	(37,550)	(236,196)	(81,320)

Loss before income tax benefit	(27,924)	(876,409)	(329,032)	(1,101,753)

Income tax benefit	-	-	-	-

Net loss	$(27,924)	$(876,409)	$(329,032)	$(1,101,753)

Net loss per common share - basic and diluted	$0.00	$(0.03)	$(0.01)	$(0.04)

Weighted average shares outstanding - basic and diluted	28,344,290	28,153,567	28,319,835	28,260,107

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(329,032)	$(1,101,753)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	184,556	43,474
Non-cash consulting expense	-	778,060
Bad debt expense	-	107,773
Expenses paid directly by shareholder and added to revolving convertible note	-	82,227
Stock issuable for professional services	2,186	5,000
Changes in operating assets and liabilities:
Accounts payable	55,484	43,519
Accrued expenses	51,640	37,845
Net cash used in operating activities	(35,166)	(3,855)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in advances from shareholders	20,000	-
Payments on note payable to shareholder	(20,000)	-
Net repayments from lines of credit - bank	25,000	-
Increase in short-term notes payable, shareholder	9,300	-

Net cash provided by financing activities	34,300	-

Net decrease in cash and cash equivalents	(866)	(3,855)
Cash and cash equivalents:
Beginning of period	985	5,001
End of period	$119	$1,146

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$34,846	$-
Accounts payable converted to short-term note payable, shareholder	$25,350	$64,538
Increase in debt issuance costs in connection with beneficial conversion feature on revolving
convertible note, shareholder	$-	$250,000
Accrued interest paid with common stock	$15,763	$33,290
Convertible debt converted to common stock	$-	$75,000
Expenses and advance to unrelated party paid directly by shareholder in exchange
for revolving convertible note, shareholder	$-	$190,000
Shareholder advances converted to revolving convertible note, shareholder	$-	$60,000
Shareholder advances converted to shares of common stock		$10,000
Shares issued for professional services		$5,000

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

There were no new accounting standards issued or effective during the nine months ended September 30, 2014 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company had a working capital deficiency of $1,168,881 an accumulated deficit of $24,784,014 and had incurred a net loss of $329,032 for the nine months ended September 30, 2014.

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

At issuance, each Warrant was originally immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share, which was reduced to $1.50 per share in December 2011. As of December 31, 2013, the warrants had been extended through June 2014 and the exercise price had been reduced to $1.00 per share.  The Warrants also provided anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale, subdivision, combination or other dividend of the Company’s common stock. The debt discount created by the detachable warrants was fully amortized before January 1, 2013.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

The following table summarizes the Debentures balance as of September 30, 2014 and December 31, 2013:

Balance at January 1, 2013	$625,000

Less: conversion of debt to common stock	(75,000)

Balance at December 31, 2013	550,000

Balance at September 30, 2014	$550,000

All outstanding Debentures, totaling $550,000 at both September 30, 2014 and December 31, 2013, are past their maturity dates and are currently due on demand. During the three and nine month periods ended September 30, 2014, no debt was converted into shares of the Company’s common stock.

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

Note 4.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of September 30, 2014 and December 31, 2013, $342,062 and $262,216, respectively, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the September 30, 2014 and December 31, 2013 balances bears a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at September 30, 2014 and December 31, 2013 are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company.

During the three and nine months ended September 30, 2014, DEP advanced the Company -0- and $54,846, respectively, to fund payment of Company operating expenses. These advances are unsecured, non-interest bearing, and due on demand.

Note 5.   Revolving Convertible Note, Shareholder

On February 21, 2013 the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013; however, none has been paid as of September 30, 2014. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016. Accrued expenses include $29,951 and $14,992 of interest due to shareholders as of September 30, 2014 and December 31, 2013, respectively.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP previously had the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognized additional beneficial conversion costs as described below upon each new borrowing.  On June 29, 2014, the Company and DEP entered into an Amendment to Revolving Convertible Promissory Note, completely eliminating the aforementioned conversion provision.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded in 2013 as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, was recognized on a straight-line basis over the term of the revolving note and aggregated -0- and $21,970 during the three months ended September 30, 2014 and September 30, 2013, respectively, and $163,063 and 43,474 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The unamortized balance was fully amortized as a result of the elimination of the conversion provision from which it arose, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014.

Note 6.  Stockholders’ Equity

Stock Issuances

During the nine months ended September 30, 2014, the Company issued 51,786 shares of common stock in connection with the conversion of accrued interest payable on convertible notes aggregating $15,764. The Company also paid $7,000 of professional fees by issuing 20,000 shares of common stock.

Warrants

There were no warrant issuances during the three or nine months ended September 30, 2014.

On February 16 and March 18, 2013, the Board of Directors of the Company approved the extension of the expiration dates of all of its 2,311,671 outstanding Warrants, exercisable at $1.50 per share, to May 31, 2013, and June 30, 2013, respectively. As a result of these warrant modifications, the Company recognized $11,310 of investor relations expense representing the increased value of the Warrants due to the extension. As of June 30, 2014, the warrants to purchase 2,311,671 shares of the Company's stock at $1.00 per share had lapsed; however, on July 2, 2013, the Company's Board of Directors approved further extending the expiration date to June 30, 2014, as well as reducing their exercise price to $1.00 per share (Note 3). The warrant modification value, aggregating $728,682, was recognized as consulting expense during the three months ended September 30, 2013.

Note 7.  Related Party Transactions

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company also formally acknowledged its existing debt to JIMMAR, which amounted to $82,238 and $67,588 at September 30, 2014 and December 31, 2013, respectively. The debt agreement requires payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the three and nine months ended September 30, 2014, the Company made payments aggregating   -0- and $20,000, respectively. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $0 and $2,187 during the three and nine months ended September 30, 2014.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(27,924)	$(876,409)	$(329,032)	$(1,101,753)
Net loss to common shareholders	$(27,924)	$(876,409)	$(329,032)	$(1,101,753)

Weighted average common shares outstanding	28,344,290	28,153,567	28,319,835	28,260,107

Net loss per share from continuing operations	$-	$(0.03)	$(0.01)	$(0.04)
Basic and diluted net loss per common share	$0.00	$(0.03)	$(0.01)	$(0.04)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At September 30, 2014 and 2013, there were outstanding convertible debentures equivalent to 220,000 and 220,000 common shares, respectively.

(2)
At both September 30, 2014 and 2013, there were outstanding warrant equivalents of 2,311,671 common shares. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)	At both September 30, 2014 and 2013, there were no outstanding options equivalents.

(4)
At September 30, 2014 and 2013, there were outstanding revolving convertible note equivalents of -0- and 3,731,343 of common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

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

The three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013.

General and administrative expenses

Total general and administrative expenses were $10,138 and $67,836 for the three and nine months ended September 30, 2014, respectively, compared to $72,109 and $242,373 for the three and nine months ended September 30, 2013. Legal, accounting and other professional fees were $10,138 and $67,836 for the three and nine months ended September 30, respectively, compared to $47,109 and $134,600 for the three and nine months ended September 30, 2013. The decrease in professional fee expense is due to increased fees associated with potential acquisition targets in 2013. Bad debt expense was -0- for both the three and nine month periods ended September 30, 2014, compared to $25,000 and $107,773 for the three and nine months ended September 30, 2013. While the Company is operating as a public shell, no director fees will be paid or accrued.

Consulting expense

Consulting expense was -0- and $25,000 for the three and nine months ended September 30, 2014, compared to $766,750 and $778,060 for the three and nine months ended September 30, 2013, respectively. $25,000 of 2014 consulting expense resulted from the payment to DEP in exchange for eliminating the conversion provision associated with their revolving convertible note on June 29, 2014, as discussed in Note 5 above. Consulting expense for the 2013 periods included $728,682 resulting from the warrant modification value, as discussed in Note 6 above.

Interest expense

Total interest expense was $17,786 and $236,196 for the three and nine months ended September 30, 2014, respectively, compared to $37,550 and $81,320 for the three and nine months ended September 30, 2013, respectively. Interest expense for the three and nine months ended September 30, 2014 includes -0- and $184,556, respectively, of amortization of discounts arising from the beneficial conversion feature associated with the revolving convertible note described in Note 5, compared to $21,970 and $43,474 for the three and nine months ended September 30, 2013, respectively. Interest expense on convertible notes payable was $8,318 and $24,682 for the three and nine months ended September 30, 2014, respectively, compared to $8,227 and $24,682 for the three and nine months ended September 30, 2013.

In addition, interest expense during the three and nine months ended September 30, 2014 included $5,041 and $14,959, respectively of interest incurred on the revolving convertible note and advances from Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder, compared to $4,789 and $9,951 for the three and nine months ended September 30, 2013. The Company also incurred interest expense of $3,325 and $8,727 for the three and nine months ended September 30, 2014, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.  Interest expense increased in the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 due to the financing costs associated with the convertible line of credit and note payable to JIMMAR Consulting, Inc.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three or nine months ended September 30, 2014 and 2013.

Net loss

The Company’s net loss was $27,924 and $329,032 for the three and nine months ended September 30, 2014, respectively, compared to $876,409 and $1,101,753 for the three and nine months ended September 30, 2013, respectively, due to the factors described above.

Liquidity and Capital Resources

At September 30, 2014, the Company had cash of $119 and a working capital deficiency of $1,168,881. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $35,166 and $3,855 during the nine months ended September 30, 2014 and 2013, respectively. All operating cash was used to pay various accounts payable.

Investing Cash Flows

There were no investing transactions during the nine months ended September 30, 2014 and 2013.

Financing Cash Flows

Financing cash flow activities for the nine months ended September 30, 2014 consisted of; (1) a $20,000 advance from shareholders used to pay $20,000 on a note payable to shareholder, (2) a $25,000 payment to DEP  as consideration for modifying the conversion share price on a revolving letter of credit, and (3) an increase in short-term notes payable, shareholder of $9,300, arising from professional services provided. There were no financing transactions during the nine months ended September 30, 2013.

Debenture Financing

From August 2008 to December 2008, we raised $6,370,000 by selling units, each unit consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share (subject to adjustment for stock splits and stock dividends), and (ii) a number of warrants equal to the number of shares issuable upon conversion of the principal amount of the Debenture (the “Warrants”). The Debentures sold included the issuance of 2,548,000 Warrants. Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share; however subsequently reduced to $1.00 per share in July 2013. The Warrant also provides anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale, subdivision, combination or dividend of our common stock. The Warrants expired June 30, 2014.

At September 30, 2014 and December 31, 2013, Debentures totaling $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

During 2013, we funded certain existing obligations and current operating costs by drawing $250,000 on this revolving convertible note, as described in "Note 5. Revolving Convertible Note, Shareholder". During the nine months ended September 30, 2014, the Company has relied upon an additional $47,346 provided by DEP to make partial payments to vendors. This advance, is included in Advances from Shareholders on the Company's Balance Sheet at September 30, 2014. We will need additional funding to continue our operations. See Note 2 - Going Concern Uncertainty to the financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

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

As of September 30, 2014, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2013, filed May 8, 2014.

Notwithstanding the material weaknesses that existed as of September 30, 2014, our President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

           Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.3	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (4)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended September 30, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: August 31, 2015	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President, Interim Chief Financial Officer and Interim Chief Executive Officer