Form 10-K
period 2014-12-31
TRAILBLAZER RESOURCES INC.
filed 2015-12-23
CIK 1119807

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Fail required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $6,394,105 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  28,344,290 shares as of December 23, 2015.

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
DECEMBER 31, 2014

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

On December 15, 2008, we closed a private offering of units consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2014, Debentures in the total principal amount of $5,820,000 have been converted into common stock of the Company, the majority of which occurred prior to 2013.  The number of shares of common stock issued as principal and interest for these conversions has totaled 2,474,926 shares through December 31, 2014.

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

On December 15, 2011, the Board of Directors extended the expiration date of the remaining 2,311,671 Warrants that had been issued in connection with the convertible Debentures in 2008 to December 31, 2012 and reduced the exercise price to $1.50 per share.  Since December 31, 2012, the expiration date has been extended several times and the exercise price was further reduced. The Warrants expired on June 30, 2014.

Our Plan of Operations

Since the disposition of ECC-C in 2011, our plan of operations has been to identify and evaluate industries and business opportunities in order to find a suitable acquisition target for the Company.

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

As a result of the aforementioned acquisition agreement terminations, our ongoing plan of operations is to continue to seek, identify and acquire a suitable business.

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

Market Information

From July 17, 2007 to February 22, 2011, our common stock was quoted and traded on the OTC Bulletin Board.  Since February 23, 2011, our common stock has traded on the OTCQB and OTCPink due to quoting inactivity under SEC Rule 15c2-11.  The trading symbol was changed from “LPME” to “ENCC” effective October 15, 2008 and to “TBLZ” effective October 27, 2011.  The following table sets forth the range of high and low bid quotations for each quarter for our last two completed fiscal years.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2013 Fiscal Year:
March 31, 2013	$1.50	$0.09
June 30, 2013	$1.20	$0.20
September 30, 2013	$0.75	$0.35
December 31, 2013	$0.51	$0.19

2014 Fiscal Year:
March 31, 2014	$0.35	$0.20
June 30, 2014	$0.28	$0.18
September 30, 2014	$0.29	$0.01
December 31, 2014	$0.35	$0.12

On November 30, 2015, the closing bid price for the common stock was $0.68.

Holders

The number of record holders of our common stock, as of December 23, 2015, was 186 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2014, $8,318 of interest on our outstanding convertible debentures had accrued, bringing the total accrued interest on the outstanding convertible debentures to $91,939.  We had not yet issued the shares of common stock to pay this accrued interest at December 31, 2014.

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

General and administrative expenses

Total general and administrative expenses were $77,031 for the fiscal year ended December 31, 2014 and $302,908 for the fiscal year ended December 31, 2013.

For the 2014 fiscal year, legal and accounting fees were $75,449, compared to $169,430 for 2013.  The decrease is due to higher legal and accounting costs associated with due diligence activities related to pursuing acquisition targets in the prior year. In 2013, the Company incurred $107,773 of bad debt expense, arising from funds advanced to two potential acquisition targets that were subsequently deemed uncollectible.

Consulting expense

Consulting expense was $0 and $778,060 for the years ended December 31, 2014 and 2013, respectively. The 2013 consulting expense primarily represented a non-cash charge to earnings arising from the modification of the term of previously issued warrants, as described in Note 6 – Stockholders’ Equity to the financial statements.

Loss from operations

The Company’s net loss from operations was $77,031 and $1,080,968 for the years ended December 31, 2014 and 2013, respectively. The decrease in our net loss from operations was due to lower general and administrative costs and consulting expenses.

Loss on extinguishment of debt

The Company recognized $188,062 and $-0- of loss on extinguishment of debt during the years ended December 31, 2014 and 2013, respectively. The 2014 loss arose as a result of the debt extinguishment and recognition of all remaining unamortized debt issuance costs   as discussed in Note 5 – Revolving Convertible Note, Shareholder.

Interest expense

Interest expense was $91,344 for the year ended December 31, 2014 compared to $129,902 for the 2013 fiscal year.  Interest expense during 2014 consisted of accrued interest on (a) convertible promissory notes of $33,000, (b) a revolving convertible note of $24,375, and (c) notes payable to a related party of $12,476. Interest expense in 2014 decreased over 2013 due to amortization of the beneficial conversion feature related to the convertible line of credit of $21,493 in 2014, compared to $65,444 in 2013.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was deemed more likely than not, that the net deferred tax assets would not be realized. Since 2009, the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the years ended December 31, 2014 and 2013.

Net loss

The Company’s net loss decreased from $1,210,870 in 2013 to a loss of $356,437 in 2014 due to the factors described above.

Liquidity and Capital Resources

At December 31, 2014, the corporate shell company had no cash and a working capital deficiency of $1,196,286.

Operating Cash Flows

Operating activities used $44,360 in cash during the 2014 fiscal year compared to using $82,766 during the 2013 fiscal year.

Investing Cash Flows

There were no investing transactions during the years ended December 31, 2014 and 2013.

Financing Cash Flows

Financing activities provided $43,375 and $78,750 of cash for the years ended December 31, 2014 and 2013, respectively. Financing cash activity in both 2014 and 2013 consisted of shareholder advances. Additional financing activities in 2014 consisted of advances and payments on shareholder notes payable, and a payment of $25,000 as consideration for extinguishment of shareholder debt.

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

At December 31, 2014, Debentures totaling $550,000 remain outstanding and are overdue.  Debentures in the aggregate principal amount of $5,820,000 have been converted to common stock as of December 31, 2014. Many of the remaining Debenture holders have elected to receive interest in the form of common stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

During 2013, we funded certain existing obligations and current operating costs by drawing $250,000 on this revolving convertible note, as described in "Note 5. Revolving Convertible Note, Shareholder". During the twelve months ended December 31, 2014, the Company has relied upon an additional $47,346 provided by DEP to make partial payments to vendors. This advance, is included in Advances from Shareholders on the Company's Balance Sheet at December 31, 2014. We will need additional funding to continue our operations. See Note 2 - Going Concern Uncertainty to the financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Item 7A.               Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.                  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trailblazer Resources Inc.

We have audited the accompanying balance sheet of Trailblazer Resources, Inc. as of December 31, 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Trailblazer Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailblazer Resources, Inc. as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
December 23, 2015

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

/s/ BDO USA, LLP

Edina, Minnesota

May 8, 2014

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current assets:
Cash	$-	$985
Total current assets	-	985

Debt issuance costs, net	-	184,556
Total assets	$-	$185,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	54,393	59,105
Advances from shareholders	342,062	262,216
Note payable to shareholder	91,313	67,588
Accrued expenses	158,518	104,431
Total current liabilities	1,196,286	1,043,340

Revolving convertible note, shareholder	250,000	250,000
Total liabilities	1,446,286	1,293,340

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 and 28,272,504 shares issued and outstanding at
December 31, 2014 and December 31, 2013, respectively	28,344	28,272
Additional paid-in capital	23,336,789	23,318,911
Accumulated deficit	(24,811,419)	(24,454,982)
Total stockholders' deficit	(1,446,286)	(1,107,799)
Total liabilities and stockholders' deficit	$-	$185,541

See notes to the financial statements

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenue	$-	$-

Operating expenses:
General and administrative expenses	77,031	302,908
Consulting expense	-	778,060
Total operating expenses	77,031	1,080,968

Loss from operations	(77,031)	(1,080,968)

Loss on exhinguishment of debt	(188,062)	-
Interest expense	(91,344)	(129,902)
	(279,406)	(129,902)

Loss before income tax benefit	(356,437)	(1,210,870)

Income tax benefit	-	-

Net loss	$(356,437)	$(1,210,870)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding - basic and diluted	28,325,999	28,183,546

See notes to the financial statements

TRAILBLAZER RESOURCES, INC.
Statements of Stockholders' Deficit
Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance at January 1, 2013	28,069,882	$28,070	$22,162,950	$(23,244,112)	$(1,053,092)

Convertible notes payable converted to common stock	30,000	30	74,970	-	75,000
Stock issued for interest owed on convertible debt	23,337	23	33,267	-	33,290
Stock warrants modified for investor relations expense	-	-	739,992	-	739,992
Stock issued for professional services	20,000	20	4,980	-	5,000
Shareholder advances converted to common stock	20,000	20	9,980	-	10,000
Stock issued for investor relations expense	109,285	109	37,959	-	38,068
Beneficial conversion feature	-	-	250,000	-	250,000
Stock issuable for professional services	-	-	4,813	-	4,813
Net loss	-	-	-	(1,210,870)	(1,210,870)
Balance at December 31, 2013	28,272,504	$28,272	$23,318,911	$(24,454,982)	$(1,107,799)

Convertible notes payable converted to common stock	-	-	-	-	-
Stock issued for interest owed on convertible debt	51,786	52	15,712	-	15,764
Stock warrants modified for investor relations expense	-	-	-	-	-
Stock issued for professional services	20,000	20	2,166	-	2,186
Shareholder advances converted to common stock	-	-	-	-	-
Stock issued for investor relations expense	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-
Stock issuable for professional services	-	-	-	-	-
Net loss	-	-	-	(356,437)	(356,437)
Balance at December 31, 2014	28,344,290	$28,344	$23,336,789	$(24,811,419)	$(1,446,286)

See notes to the financial statements

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(356,437)	$(1,210,870)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	184,556	65,444
Non-cash consulting expense	-	778,060
Bad debt expense	-	107,773
Expenses paid directly by shareholder and added to revolving convertible note	-	82,227
Stock issued for professional services	2,186	5,000
Stock issuable for professional services		4,813
Changes in operating assets and liabilities:
Accounts payable	55,485	20,330
Accrued expenses	69,850	64,457
Net cash used in operating activities	(44,360)	(82,766)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in advances from shareholders	70,000	78,750
Payments on note payable to shareholder	(20,000)	-
Payment to shareholder on extinguishment of debt	(25,000)	-
Increase in short-term notes payable, shareholder	18,375	-

Net cash provided by financing activities	43,375	78,750

Net decrease in cash and cash equivalents	(985)	(4,016)
Cash and cash equivalents:
Beginning of period	985	5,001
End of period	$-	$985

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$34,847	$-
Accounts payable converted to short-term note payable, shareholder	$25,350	$67,588
Increase in debt issuance costs in connection with beneficial conversion feature on revolving
convertible note, shareholder	$-	$250,000
Accrued interest paid with common stock	$15,763	$33,290
Convertible debt converted to common stock	$-	$75,000
Expenses and advance to unrelated party paid directly by shareholder in exchange
for revolving convertible note, shareholder	$-	$190,000
Shareholder advances converted to revolving convertible note, shareholder	$-	$60,000
Shareholder advances converted to shares of common stock		$10,000

See notes to the financial statements

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2014 and 2013.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2009 through 2014.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Advertising Expense

The Company expenses advertising costs as incurred.  The Company had no advertising expense during  the years ended December 31, 2014 and 2013, respectively.

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

At December 31, 2014 and 2013, it is deemed impracticable to estimate the fair value of the Company’s debt, as (a) quoted market prices are not available, and (b) the debt involves a related party. A valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of the debt held by the Company.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2014 and 2013, there were no adjustments to net loss to arrive at comprehensive loss.

Recent Accounting Pronouncements

The Company has no operations during the periods presented. Therefore, no new accounting standards issued or effective during the year ended December 31, 2014 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.	Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company had a working capital deficiency of $1,196,286 and an accumulated deficit of $24,811,419, and reported a net loss for the year then ended of $356,437.

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
NOTES TO FINANCIAL STATEMENTS

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

The following table summarizes the convertible notes balance as of December 31, 2014 and 2013:

Balance at December 31, 2012	$625,000

Less: conversion of debt to common stock	(75,000)

Balance at December 31, 2013	550,000

Balance at December 31, 2014	$550,000

All outstanding Debentures at December 31, 2014 and 2013, totaling $550,000 and $550,000, respectively, are past their maturity dates and are currently due on demand.

The effective annual interest rate for both of the years ended December 31, 2014 and 2013 was 6%. Prior to July 2, 2013, the Debentures provided holders the option to convert any accrued interest owed to them at $2.50 per share. On July 2, 2013, the Company's Board of Directors amended the conversion price to be the average of the trading price of the shares for the 21 trading days preceding each quarterly interest payment date and retroactively adjusted all previously accrued interest conversions since the original maturity dates in 2011. The Company issued 109,285 shares valued at $38,068 in July 2013 as part of this retroactive adjustment, which was recorded as investor relations expense.

Note 4.	Advances From Shareholders

Subsequent to the divestiture of ECC-C on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders. Going forward, the Company will continue to incur ongoing professional and other fees in connection with being a public company. As of December 31, 2014 and 2013, $342,062 and $262,216, respectively, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the December 31, 2014 and 2013 balances bear a 3.5% interest rate, and is due upon demand. The remaining December 31, 2014 and 2013 shareholder advance balances are non-interest bearing and due on demand.

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

In October 2013, DEP advanced the Company an additional $103,750 to fund payment of Company operating expenses. This advance is unsecured, noninterest bearing, and due on demand.

During 2014 and 2013, $24,375 and $7,899, respectively, of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at December 31, 2014.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5.	Revolving Convertible Note, Shareholder

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none has been paid as of December 31, 2014. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016. Accrued expenses include $34,992 and $14,992 of interest due to shareholders relating to this revolving convertible note as of December 31, 2014 and December 31, 2013, respectively.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP previously had the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may have been issued pursuant to this conversion privilege could not have exceeded 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognized additional beneficial conversion costs, as described below, upon each new borrowing. On June 29, 2014, the Company and DEP entered into an Amendment to Revolving Convertible Promissory Note, completely eliminating the aforementioned conversion provision.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $21,493 and $65,444, during the years ended December 31, 2014 and 2013, respectively. The remaining unamortized balance of $163,063, was fully amortized in conjunction with the extinguishment of debt and elimination of the conversion provision from which it arose in June 2014, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014. The extinguishment also gave rise to recognition of a Loss on Extinguishment of Debt of $188,062.

Note 6.	Stockholders’ Equity

Stock Issuances

During the year ended December 31, 2014, the Company issued 51,786 shares of common stock in connection with the conversion of accrued interest payable on convertible notes aggregating $15,764. The Company also paid $7,000 of professional fees by issuing 20,000 shares of common stock.

During the year ended December 31, 2013, the Company issued 109,285 shares of common stock in connection with the retroactive adjustment of conversions of previously accrued interest, aggregating $38,068. The $38,068 was recorded as investor relations expense on the accompanying statement of operations. The Company also extinguished $10,000 of advances from shareholders by issuing 20,000 shares of common stock and also issued 20,000 shares of common stock for the settlement of $5,000 in professional fees.

Converted Debt

During the years ended December 31, 2014 and 2013, -0- and $75,000, respectively, of the debt was converted to common shares of the Company, at $2.50 per share.  A total of -0- and 53,337 common shares were issued for the debt and related interest on the debt upon conversion during the years ended December 31, 2014 and 2013, respectively.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Warrants

There were no warrant issuances during the year ended December 31, 2014.

On December 31, 2012, the Board of Directors approved an extension of all outstanding warrant expiration dates to April 30, 2013. On March 18, 2013, the Board of Directors approved the further extension of the expiration date of all of its outstanding Warrants to June 30, 2013. As of June 30, 2013, the Warrants to purchase 2,311,671 shares of the Company's stock at $1.50 per share lapsed. However, on July 2, 2013, the Company's Board of Directors approved further extending the expiration date to June 30, 2014, as well as reducing their exercise price to $1.00 per share. The estimated warrant modification value, aggregating $739,992 was recognized as investor relations expense during the year ended December 31, 2013 as there were no additional service requirements. The Warrants expired on June 30, 2014.

The following assumptions were used to calculate the fair value of the warrant extensions during 2013:

Contractual life in years	0.2 - 1.0
Expected volatility	133.0% - 285.9%
Expected dividend rate	0.00%
Risk free interest rate	0.07% - 0.14%

The contractual life of the Warrants is based on the amended warrant terms. The expected volatility and dividend rate is based upon historical data. The risk free rate of return is based upon the Treasury Rate for maturities of bond obligations of the U.S. government with terms comparable to the contractual life of the modified warrants being valued.

Note 7.	Income Taxes

The income tax provision (benefit) consisted of the following for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014	2013
Current	$-	$-
Deferred tax expense (benefit)	356,000	1,120,000
Subtotal	356,000	1,120,000
Change in valuation allowance	(356,000)	(1,120,000)
Total income tax expense (benefit)	$-	$-

At December 31, 2014 and 2013, the Company reviewed all available evidence pertaining to the realization of the Company’s recorded deferred tax assets. The negative evidence available to the Company at December 31, 2014 and 2013 included the Company’s continued significant operating losses recorded through December 31, 2014 and 2013 and the divestiture of the Company’s only operating business on October 31, 2011.  Based on the weighting of the evidence, the Company concluded that a full valuation allowance was needed as of December 31, 2014 and 2013.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	Years ended December 31,
	2014	2013

Deferred tax assets:
Accruals and reserves	$1,000	$1,000
Expenses related to warrants and options	-	286,000
Net operating loss carryforwards	2,288,000	2,014,000
Total deferred tax assets	$2,289,000	$2,301,000

Less: valuation allowance	(2,289,000)	(2,301,000)
Net deferred income tax assets	$-	$-

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $5,481,000 expiring in various years from 2028 through 2034. Due to the significant ownership change that occurred with the divestiture of ECC-C on October 21, 2011, these federal operating loss carryforwards will likely be severely limited after a U.S. Internal Revenue Code Section 382 study is performed if the Company becomes profitable in the future.

The reconciliation of the tax provision (benefit) compared at the statutory rate to the effective tax rate is as follows for the years ended December 31:

	2014	2013
Statutory U.S. federal income tax rate	(34.0%)	(34.0%)
State and local income taxes, net of federal income tax benefit	(5.3%)	(5.3%)
Permanent differences	23.1%	131.8%
	(16.2%)	92.5%
Change in valuation allowances	16.2%	(92.5%)
Effective income tax rate	0.0%	0.0%

Note 8.	Related Party Transactions

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with DEP as described in Note 5, Revolving Convertible Note, Shareholder.

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company also formally acknowledged its existing debt to JIMMAR, which amounted to $93,563 and $67,588 at December 31, 2014 and December 31, 2013, respectively. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the years ended December 31, 2014 and 2013, the Company made payments aggregating   $20,000 and -0-, respectively. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $2,187 and $4,813 during the years ended December 31, 2014 and 2013, respectively.

Note 9.	Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, we are not currently involved in any pending or threatened legal proceedings.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2014 and 2013:

	2014	2013

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(356,437)	$(1,210,870)
Net loss to common shareholders	$(356,437)	$(1,210,870)

Weighted average common shares outstanding	28,325,999	28,183,546

Net loss per share from continuing operations	$(0.01)	$(0.04)
Basic and diluted net loss per common share	$(0.01)	$(0.04)

The following common stock equivalents have been excluded from the diluted per share calculations because they are anti-dilutive:

(1).          At both December 31, 2014 and 2013, there were outstanding convertible debentures equivalent to 220,000 common shares.

(2).          At December 31, 2014 and 2013, there were outstanding warrant equivalents of -0- and 2,311,671, respectively.

(3).          At December 31, 2014 and 2013, there were no outstanding option equivalents.

(4).          At December 31, 2014 and 2013, there were outstanding revolving convertible note equivalents of -0- and 3,731,343, respectively.

Item 9.                  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 13, 2015, the Company dismissed BDO USA, LLP (“BDO”) and engaged KLJ & Associates, LLP (“KLJ”) as its independent registered public accounting firm through and with the approval of the Company’s Board of Directors.

Other than for the inclusion of a paragraph describing the uncertainty of the Company’s ability to continue as a going concern, BDO’s report on the Company's financial statements for the year ended December 31, 2013 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

From August 16, 2013, the date BDO was engaged, to February 13, 2015, the date BDO was dismissed, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in its report on the consolidated financial statements of the Company; and (ii) except as noted below, no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

In connection with its audit of the Company’s financial statements for the year ended December 31, 2013, BDO reported the existence of material weaknesses in the Company's internal control over financial reporting to the Audit Committee of the Company. The material weaknesses relate to the fact that the Company has a lack of segregation of duties and does not have the internal resources to routinely prepare the Company’s financial statements and lacks documentation of corresponding review procedures. These material weaknesses have not been corrected at this time due to the Company’s limited number of employees and the lack of cash resources.

During the Company's two most recent fiscal years and the subsequent interim period preceding KLJ's engagement, neither the Company nor anyone on its behalf consulted KLJ regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report or oral advice was provided to the Company that KLJ concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” (within the meaning of Item 304(a) of Regulation S-K and Item 304(a)(1)(v) of Regulation S-K, respectively).

In approving the selection of KLJ as the Company's independent registered public accounting firm, the Audit Committee considered all relevant factors, including that no non-audit services were previously provided by KLJ to the Company.

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

As of December 31, 2014, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2014, our President has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2014.

As a result of our material weakness described below, management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2014:

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

Item 9B.               Other Information.

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

Our directors and officers, and their ages as of the date of this report, are as follows:

Name	Age	Current Position with Company
Samuel W. Fairchild	60	President, Interim Chief Executive Officer, Interim Chief Financial Officer and Director
Mark Huelskamp	60	Director
Michael T. Murray	65	Corporate Secretary and Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2014, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.                Executive Compensation.

The following table sets forth information regarding the remuneration of our principal executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Samuel Fairchild,	2014	-	-	-	-	-	-
Chief Executive Officer	2013	-	-	-	-	-	-

Outstanding Equity Awards at 2014 Year End

There were no outstanding equity awards at December 31, 2014.

Director Compensation

During the fiscal year ended December 31, 2014, we did not pay any compensation to our directors.

Stock Plans

Our stockholders adopted the 2008 Stock Incentive Plan on August 29, 2008, in order to attract, retain and motivate the employees, officers, directors and consultants of our Company and our affiliates and to provide incentives and rewards for superior performance.

Shares Subject to the Stock Incentive Plan.  We may issue Awards equal to no more than 10% of our issued and outstanding common stock under the Stock Incentive Plan, which are outstanding as of the last completed fiscal year.  As of our last fiscal year end, we had 28,344,290 issued and outstanding shares of common stock.  Thus, we are currently authorized to issue Awards representing 2,834,429 shares of common stock.  The number of shares available for Awards, as well as the terms of outstanding Awards, is subject to adjustment as provided in the Stock Incentive Plan for stock splits, stock dividends, recapitalizations and other similar events.

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

As of December 31, 2014, there were no outstanding options or other awards under the Stock Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock on December  9, 2015 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current directors and executive officers.  Shares of common stock subject to  warrants currently exercisable or exercisable within 60 days of December  9, 2015 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership		Percent of Class for Vote (2)
Samuel W. Fairchild	916,903	(3)	3.2%
Mark Huelskamp	218,428		0.8%
Michael Murray	0		--
Officers and directors as a group (3 persons)	1,135,331		4.0%
*           Less than 0.1%

______________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	Based on 28,344,290 shares of common stock outstanding as of December 9, 2015.
(3)	Includes 40,000 shares of common stock held by Mr. Fairchild’s spouse and minor children.

Changes in Control

There are no agreements known to management that may result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	--	2,834,429

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

Diversified Equity Partners, LLC   On February 21, 2013 we established an unsecured revolving convertible promissory note in the amount of $250,000 with Diversified.  Under the terms of the note, Diversified has agreed to make loans to us during a three-year period.  Interest accrues on the unpaid principal balance at the rate of 8% per annum and is to be paid quarterly beginning May 31, 2013.  All outstanding and unpaid principal and all outstanding and accrued unpaid interest shall become due and payable on February 21, 2016.  We may prepay the note at any time without penalty and re-borrow under the note. As of December 31, 2013, we had drawn $250,00 on the note.

During 2014, Diversified advanced the Company $54,846 to fund payment of Company operating expenses. These advances are unsecured, non-interest bearing, and due on demand. In October 2013, Diversified advanced the Company an additional $103,750, which, after repayment of $25,000, resulted in net available proceeds of $78,750 to fund payment of Company operating expenses. This advance is unsecured, noninterest bearing, and due on demand.

JIMMAR Consulting, Inc. Consulting Agreement. In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller and shareholder, JIMMAR Consulting, Inc., providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company also formally acknowledged its existing debt to JIMMAR Consulting, Inc., which aggregated $67,588 at December 31, 2013. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or, at the Company's option, in common shares of the Company's stock, based on a conversion price of $0.37 per share. Interest expense for the year ended December 31, 2014 was $2,187, all of which remained unpaid at December 31, 2014 and is included in accrued expenses on the accompanying balance sheet. The Company is in default of the provisions of this agreement, and has not made all principal or any interest payments as of December 31, 2014.

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

Item 14.                Principal Accountant Fees and Services.

Fees paid to our principal accountants, KLJ & Associates, LLP (“KLJ”) and BDO USA, LLC ("BDO"), for the fiscal years ended December 31, 2014 and 2013, respectively, were as follows:

	Years ended December 31,

	2014	2013
Audit Fees - BDO (1)	$-	$23,150
Audit Fees - KLJ	15,500	-
Tax Fees	-	1,300
All Other Fees	-	-
Total Fees	$15,500	$24,450

(1)
The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and included reviews of our quarterly reports on Form 10-Q.

(2)
We paid MTK, BDO’s predecessor, $3,000 of audit fees and $1,535 of other fees in 2013. Other fees related to discussions with our former auditors related to potential acquisitions and complex accounting matters.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.  The Board of Directors pre-approves all services to be provided to our Company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors for 2014 and 2013 were pre-approved by the Board of Directors.

PART IV
Item 15.                Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Stock Purchase Agreement dated August 12, 2011 (4)

10.3	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (5)

16.1	Letter from BDO USA, LLP (6)
31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Annual Report on Form 10-K of Trailblazer Resources, Inc. for the fiscal year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

___________________________
(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated February 21, 2013, filed February 27, 2013.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated February 13, 2015, filed February 17, 2015

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

TRAILBLAZER RESOURCES, INC.

Dated: December 23, 2015	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel W. Fairchild	President, Interim Chief Financial Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)	December 23, 2015
Samuel W. Fairchild

/s/ Mark Huelskamp	Director	December 23, 2015
Mark Huelskamp

/s/ Michael Murray	Director	December 23, 2015
Michael Murray