Form 10-Q
period 2015-03-31
TRAILBLAZER RESOURCES INC.
filed 2016-02-16
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,344,290shares as of February 5, 2016.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2015

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$-	$-
Total current assets	-	-

Debt issuance costs, net	-	-
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	63,401	54,393
Advances from shareholders	342,062	342,062
Note payable to shareholder	91,313	91,313
Accrued expenses	176,788	158,518
Total current liabilities	1,223,564	1,196,286

Revolving convertible note, shareholder	250,000	250,000
Total liabilities	1,473,564	1,446,286

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 shares issued and outstanding at
December 31, 2015 and December 31, 2014, respectively	28,344	28,344
Additional paid-in capital	23,336,789	23,336,789
Accumulated deficit	(24,838,697)	(24,811,419)
Total stockholders' deficit	(1,473,564)	(1,446,286)

Total liabilities and stockholders' deficit	$-	$-

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31,
	2015	2014

Revenue	$-	$-

Operating expenses:
General and administrative expenses	9,008	14,857
Total operating expenses	9,008	14,857

Loss from operations	(9,008)	(14,857)

Interest expense	(18,270)	(42,287)

Loss before income tax benefit	(27,278)	(57,144)

Income tax benefit	-	-

Net loss	$(27,278)	$(57,144)

Net loss per common share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	28,325,999	28,272,504

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(27,278)	$(57,144)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	-	21,493
Stock issued for professional services	-	2,187
Changes in operating assets and liabilities:
Accounts payable	9,008	12,460
Accrued expenses	18,270	20,795
Net cash used in operating activities	-	(209)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in advances from shareholders	-	10,000
Payments on note payable to shareholder	-	(10,000)

Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	-	(209)
Cash and cash equivalents:
Beginning of period	-	985
End of period	$-	$776

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$-	$27,346
Accounts payable converted to short-term note payable, shareholder	$-	$9,975

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

The Company has no operations during the period presented. Therefore, no new accounting standards issued or effective during the three months ended March 31, 2015 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2015, the Company had a working capital deficiency of $1,223,564 and an accumulated deficit of $24,838,697 and had incurred a net loss of $27,278 for the three months ended March 31, 2015.

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

All outstanding Debentures, totaling $550,000 at both March 31, 2015 and December 31, 2014, are past their maturity dates and are currently due on demand. During the three month period ended March 31, 2015, no debt was converted into shares of the Company’s common stock.

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

Note 4.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of both March 31, 2015 and December 31, 2014, $342,062, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the March 31, 2015 and December 31, 2014 balances bears a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at March 31, 2015 and December 31, 2014 are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company.

During the three months ended March 31, 2015, there were no additional DEP advances to the Company to fund payment of Company operating expenses. All additional advances are unsecured, non-interest bearing, and due on demand.

Note 5.  Revolving Convertible Note, Shareholder

On February 21, 2013 the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none has been paid as of March 31, 2015. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016. Accrued expenses include $39,924 and $34,992 of interest due to shareholders as of March 31, 2015 and December 31, 2014, respectively.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP previously had the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognized additional beneficial conversion costs as described below upon each new borrowing.  On June 29, 2014, the Company and DEP entered into an Amendment to Revolving Convertible Promissory Note, completely eliminating the aforementioned conversion provision.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded in 2013 as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, was recognized on a straight-line basis over the term of the revolving note and aggregated -0- and $21,493 during the three months ended March 31, 2015 and March 31, 2014, respectively. The unamortized balance was fully amortized as a result of the elimination of the conversion provision from which it arose, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014.

Note 6.  Stockholders’ Equity

Stock Issuances and Warrants

            There were no common stock or warrant issuances during the three months ended March 31, 2015 and March 31, 2014.

Note 7.  Related Party Transactions

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company’s debt to JIMMAR, amounted to $93,563 at both March 31, 2015 and December 31, 2014. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the three months ended March 31, 2015, the Company made no payments on this debt. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $0 and $2,187 during the three months ended March 31, 2015 and March 31, 2014, respectively.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2015 and 2014:

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(27,278)	$(57,144)
Net loss to common shareholders	$(27,278)	$(57,144)

Weighted average common shares outstanding	28,344,290	28,272,504

Net loss per share from continuing operations	$-	$-
Basic and diluted net loss per common share	$-	$-

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At March 31, 2015 and 2014, there were outstanding convertible debentures equivalent to 220,000 and 220,000 common shares.

(2)
At March 31, 2014, there were outstanding warrant equivalents of 2,311,671 common shares. The warrants are anti-dilutive for the 2014 period and therefore, have been excluded from diluted earnings per share.

(3)	At both March 31, 2015 and 2014, there were no outstanding options equivalents.

(4)
At March 31, 2015 and 2014, there were outstanding revolving convertible note equivalents of -0- and 3,731,343 of common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed December 23, 2015, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.  The accounting policies and estimates described in that report are contained in Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, which includes a discussion of the policies identified in this report and other significant accounting policies and should be read in conjunction with this report.

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

The three months ended March 31, 2015 compared to the three months ended March 31, 2014.

General and administrative expenses

Total general and administrative expenses were $9,008 and $14,857 for the three months ended March 31, 2015 and 2014, respectively. Legal, accounting and other professional fees were $9,008 and $14,857 for the three months ended March 31, 2015 and 2014, respectively. The decrease in professional fee expense is due to timing of when services were incurred. While the Company is operating as a public shell, no director fees will be paid or accrued.

Interest expense

Total interest expense was $18,270 and $42,287 for the three months ended March 31, 2015 and March 31, 2014, respectively, Interest expense for the three months ended March 31, 2015 and March 31, 2014 includes $0 and $21,493, respectively, of amortization of discounts arising from the beneficial conversion feature associated with the revolving convertible note described in Note 5. Interest expense on convertible notes payable was $8,137 for both of the three month periods ended March 31, 2015 and March 31, 2014, respectively.

In addition, interest expense during the three months ended March 31, 2015 and March 31, 2014 included $6,010 and $10,008 respectively, of interest incurred on the revolving convertible note and advances from Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder. The Company also incurred interest expense of $4,123 and $2,649 for the three months ended March 31, 2015 and March 31, 2014, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.  Interest expense decreased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to the decrease in amortization of discounts.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three months ended March 31, 2015 and 2014.

Net loss

The Company’s net loss was $27,278 for the three months ended March 31, 2015, respectively, compared to $57,144 for the three months ended March 31, 2014, due to the factors described above.

Liquidity and Capital Resources

At March 31, 2015, the corporate shell company had no cash and a working capital deficiency of $1,223,564. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $0 and $209 during the three months ended March 31, 2015 and 2014, respectively. All operating cash was used to pay various accounts payable.

Investing Cash Flows

There were no investing transactions during the three months ended March 31, 2015 and 2014.

Financing Cash Flows

There were no financing transactions during the three months ended March 31, 2015 Financing cash flow activities for the three months ended March 31, 2014 consisted of a $10,000 advance from shareholders to pay $10,000 on a note payable to a shareholder.

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

At March 31, 2015 and December 31, 2014, Debentures totaling $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

During 2013, we funded certain existing obligations and current operating costs by drawing $250,000 on this revolving convertible note, as described in Note 5. Revolving Convertible Note, Shareholder. We will need additional funding to continue our operations. See Note 2 - Going Concern Uncertainty to the financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

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

As of March 31, 2015, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2014, filed December 23, 2015.

Notwithstanding the material weaknesses that existed as of March 31, 2015, our President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Regulation S-K Number	Document

3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (4)

31.1	Rule 13a-14(a) Certification of Samuel W. Fairchild
32.1	Certification of Samuel W. Fairchild Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended March 31, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: February 16, 2016	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President, Interim Chief Financial Officer and Interim Chief Executive Officer