Form 10-Q
period 2015-06-30
TRAILBLAZER RESOURCES INC.
filed 2016-03-04
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,344,290shares as of February 17, 2016.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2015

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$61	$-
Total current assets	61	-

Debt issuance costs, net	-	-
Total assets	$61	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	48,787	54,393
Note payable	75,000
Advances from shareholders	342,062	342,062
Note payable to shareholder	57,313	91,313
Accrued expenses	194,515	158,518
Total current liabilities	1,267,677	1,196,286

Revolving convertible note, shareholder	250,000	250,000
Total liabilities	1,517,677	1,446,286

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	28,344	28,344
Additional paid-in capital	23,336,789	23,336,789
Accumulated deficit	(24,882,749)	(24,811,419)
Total stockholders' deficit	(1,517,616)	(1,446,286)
Total liabilities and stockholders' deficit	$61	$-

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	26,324	42,841	35,332	57,698
Consulting expense	-	25,000	-	25,000
Total operating expenses	26,324	67,841	35,332	82,698

Loss from operations	(26,324)	(67,841)	(35,332)	(82,698)

Interest expense	(17,728)	(176,123)	(35,998)	(218,410)

Loss before income tax benefit	(44,052)	(243,964)	(71,330)	(301,108)

Income tax benefit	-	-	-	-

Net loss	$(44,052)	$(243,964)	$(71,330)	$(301,108)

Net loss per common share - basic and diluted	$0.00	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding - basic and diluted	28,344,290	28,341,923	28,344,290	28,307,405

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(71,330)	$(301,108)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	-	184,556
Stock issued for professional services	-	2,186
Changes in operating assets and liabilities:
Accounts payable	(5,606)	54,765
Accrued expenses	35,997	33,855
Net cash used in operating activities	(40,939)	(25,746)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in advances from shareholders	-	70,000
Increase in short-term notes payable	75,000
Payments on note payable to shareholder	(40,000)	(20,000)
Payment to shareholder on extinguishment of debt	-	(25,000)
Increase in short-term notes payable, shareholder	6,000	-

Net cash provided by financing activities	41,000	25,000

Net decrease in cash and cash equivalents	61	(746)
Cash and cash equivalents:
Beginning of period	-	985
End of period	$61	$239

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$-	$34,846
Accounts payable converted to short-term note payable, shareholder	$-	$25,350

See notes to the financial statements.

Note 1.  Nature of Business and Significant Accounting Policies

Trailblazer Resources, Inc., is a public shell company that is seeking a business opportunity. We currently have no ongoing business operations.

 The Company formerly engaged in the manufacture, sale, installation and service of fiberglass tank and piping products through ECC Corrosion, Inc. (“ECC-C”), a former wholly-owned subsidiary of the Company.  On June 2, 2011, the Board of Directors of the Company, acting on the recommendation of its disinterested directors, approved the sale of all of the stock of ECC-C to Jamie and Jennifer Mancl and their affiliated entities who were the majority shareholders of the Company at the time (the “Mancls”) in exchange for substantially all of the Mancls’ shares of the Company’s common stock pursuant to the terms of a Stock Purchase Agreement dated August 12, 2011 (the “ECC-C Sale”).  On October 21, 2011, the Company completed the ECC-C Sale.

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

There were no new accounting standards issued or effective during the six months ended June 30, 2015 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2015, the Company had a working capital deficiency of $1,267,616 and an accumulated deficit of $24,882,749 and had incurred a net loss of $71,330 for the six months ended June 30, 2015.

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

All outstanding Debentures, totaling $550,000 at both June 30, 2015 and December 31, 2014, are past their maturity dates and are currently due on demand. During the three and six month periods ended June 30, 2015, no debt was converted into shares of the Company’s common stock.

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

Note 4. Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. During the three months ended June 30, 2015, GCS advanced $75,000 under the promissory note.

Note 5.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of both June 30, 2015 and December 31, 2014, $342,062, respectively, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the June 30, 2015 and December 31, 2014 balances bears a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at June 30, 2015 and December 31, 2014 are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company.

During the three and six months ended June 30, 2015, there were no additional DEP advances to the Company to fund payment of Company operating expenses. All additional advances are unsecured, non-interest bearing, and due on demand.

Note 6.  Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company’s debt to JIMMAR, amounted to $59,563 and $93,563 at June 30, 2015 and December 31, 2014, respectively. The debt agreement requires payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During both the three and six months ended June 30, 2015, the Company made payments aggregating $40,000, respectively. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $0 and $2,187 during the three and six months ended June 30, 2014.

Note 7.   Revolving Convertible Note, Shareholder

On February 21, 2013 the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013; however, none has been paid as of June 30, 2014. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016. Accrued expenses include $44,910 and $34,992 of interest due to shareholders as of June 30, 2015 and December 31, 2014, respectively.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP previously had the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognized additional beneficial conversion costs as described below upon each new borrowing.  On June 29, 2014, the Company and DEP entered into an Amendment to Revolving Convertible Promissory Note, completely eliminating the aforementioned conversion provision.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded in 2013 as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, was recognized on a straight-line basis over the term of the revolving note and aggregated -0- during the three months ended June 30, 2015 and June 30, 2014, respectively, and -0- and $163,063 for the six months ended June 30, 2015 and June 30, 2014, respectively. The unamortized balance was fully amortized as a result of the elimination of the conversion provision from which it arose, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014.

Note 8.  Stockholders’ Equity

Stock Issuances and Warrants

            There were no common stock or warrant issuances during the three or six months ended June 30, 2015.

Note 9.  Loss Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(44,052)	$(243,964)	$(71,330)	$(301,108)
Net loss to common shareholders	$(44,052)	$(243,964)	$(71,330)	$(301,108)

Weighted average common shares outstanding	28,344,290	28,341,923	28,344,290	28,307,405

Net loss per share from continuing operations	$-	$(0.01)	$-	$(0.01)
Basic and diluted net loss per common share	$-	$(0.01)	$-	$(0.01)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At June 30, 2015 and 2014, there were outstanding convertible debentures equivalent to 220,000 and 220,000 common shares, respectively.

(2)	At June 30, 2015 and 2014, there were no outstanding warrant equivalents.

(3)	At both June 30, 2015 and 2014, there were no outstanding options equivalents.

(4)
At June 30, 2015 and 2014, there were outstanding revolving convertible note equivalents of -0- and 250,000 of common shares, respectively. The convertible shares are anti-dilutive for both periods and therefore have been excluded from diluted earnings per share.

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

The Company had one operating subsidiary, ECC Corrosion, Inc. (“ECC-C”), which was sold on October 21, 2011 due to the continuing losses that the Company had incurred since the reverse acquisition in October 2008. Formerly known as Advanced Fiberglass Technologies ("AFT"), ECC-C was incorporated in the state of Wisconsin on January 1, 2005, following nearly ten years operating as M&W Fiberglass, LLC (“M&W”). Founded in 1995 by Jamie and Jennifer Mancl, M&W was the operating entity that developed and operated AFT’s business. In January 2005, M&W transferred all operating assets and liabilities into a newly formed S-Corporation: AFT.  On June 1, 2010, AFT changed its name to ECC Corrosion, Inc.

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

The three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014.

General and administrative expenses

Total general and administrative expenses were $26,324 and $35,332 for the three and six months ended June 30, 2015, respectively, compared to $42,841 and $57,698 for the three and six months ended June 30, 2014, consisting of legal, accounting and other professional fees. The decrease in professional fee expense is due to higher professional fees associated with potential acquisition targets in 2014. While the Company is operating as a public shell, no director fees will be paid or accrued.

Consulting expense

Consulting expense was $0 and $0 for both three and six months ended June 30, 2015, compared to $25,000 and $25,000 for the three and six months ended June 30, 2014, respectively. $25,000 of 2014 consulting expense resulted from the payment to DEP in exchange for eliminating the conversion provision associated with their revolving convertible note on June 29, 2014, as discussed in Note 7 above.

Interest expense

Total interest expense was $17,728 and $35,998 for the three and six months ended June 30, 2015, respectively, compared to $176,123 and $218,410 for the three and six months ended June 30, 2014, respectively. Interest expense for the three and six months ended June 30, 2014 included $163,063 and $43,224, respectively, of amortization of discounts arising from the beneficial conversion feature associated with the revolving convertible note described in Note 7. The beneficial conversion feature was eliminated as a result of the elimination of the conversion provision from which it arose, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014. No amortization arising from the beneficial conversion feature was recognized in the current three or six month period. Interest expense on convertible notes payable was $8,227 and $16,364 for the three and six months ended June 30, 2015, respectively, compared to $8,227 and $16,364 for the three and six months ended June 30, 2014.

In addition, interest expense during the three and six months ended June 30, 2015 included $6,077 and $12,087, respectively, of interest incurred on the revolving convertible note and advances from Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder, compared to $2,079 and $12,087 for the three and six months ended June 30, 2014. The Company also incurred interest expense of $3,423 and $7,546 for the three and six months ended June 30, 2015, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder, compared to $2,753 and $5,402 for the three and six months ended June 30, 2014, respectively.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three or six months ended June 30, 2015 and 2014.

Net loss

The Company’s net loss was $44,052 and $71,330 for the three and six months ended June 30, 2015, respectively, compared to $243,964 and $301,108 for the three and six months ended June 30, 2014, respectively, due to the factors described above.

Liquidity and Capital Resources

At June 30, 2015, the Company had cash of $61 and a working capital deficiency of $1,267,616. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $40,939 and $25,746 during the six months ended June 30, 2015 and 2014, respectively. All operating cash was used to pay various accounts payable.

Investing Cash Flows

There were no investing transactions during the six months ended June 30, 2015 and 2014.

Financing Cash Flows

Financing cash flow activities for the six months ended June 30, 2015 consisted of; (1) a $75,000 advance on the GCS promissory note payable, (2) a $40,000 payment on notes payable, shareholder; and (3) an increase in short-term notes payable, shareholder of $6,000, arising from professional services provided. There were no financing transactions during the six months ended June 30, 2014.

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

At June 30, 2015 and December 31, 2014, Debentures totaling $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

During 2013, we funded certain existing obligations and current operating costs by drawing $250,000 on this revolving convertible note, as described in "Note 7. Revolving Convertible Note, Shareholder". During the six months ended June 30, 2014, the Company has relied upon an additional $47,346 provided by DEP to make partial payments to vendors. This advance, is included in Advances from Shareholders on the Company's Balance Sheet at June 30, 2014. We will need additional funding to continue our operations. See Note 2 - Going Concern Uncertainty to the financial statements.

Note Payable Financing

On April 15, 2015, we established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance funds to us of up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. During the three months ended June 30, 2015, GCS advanced $75,000 under the promissory note.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

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

As of June 30, 2015, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2014, filed December 23, 2015.

Notwithstanding the material weaknesses that existed as of June 30, 2015, our President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended June 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: March 4, 2016	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President, Interim Chief Financial Officer and Interim Chief Executive Officer