Form 10-Q
period 2015-09-30
TRAILBLAZER RESOURCES INC.
filed 2016-03-17
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,344,290 shares as of March 17, 2016.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2015

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$7,384	$-
Total current assets	7,384	-

Total assets	$7,384	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	19,105	54,393
Note payable	257,500
Advances from shareholders	277,062	342,062
Note payable to shareholder	12,638	91,313
Accrued expenses	211,742	158,518
Total current liabilities	1,328,047	1,196,286

Revolving convertible note, shareholder	250,000	250,000
Total liabilities	1,578,047	1,446,286

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	28,344	28,344
Additional paid-in capital	23,336,789	23,336,789
Accumulated deficit	(24,935,796)	(24,811,419)
Total stockholders' deficit	(1,570,663)	(1,446,286)
Total liabilities and stockholders' deficit	$7,384	$-

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	35,822	10,138	71,154	67,836
Consulting expense	-	-	-	25,000
Total operating expenses	35,822	10,138	71,154	92,836

Loss from operations	(35,822)	(10,138)	(71,154)	(92,836)

Interest expense	(17,225)	(17,786)	(53,223)	(236,196)

Loss before income tax benefit	(53,047)	(27,924)	(124,377)	(329,032)

Income tax benefit	-	-	-	-

Net loss	$(53,047)	$(27,924)	$(124,377)	$(329,032)

Net loss per common share - basic and diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average shares outstanding - basic and diluted	28,344,290	28,344,290	28,344,290	28,319,835

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(124,377)	$(329,032)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	-	184,556
Stock issued for professional services	-	2,186
Changes in operating assets and liabilities:
Accounts payable	(35,288)	55,484
Accrued expenses	53,224	51,640
Net cash used in operating activities	(106,441)	(35,166)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in advances from shareholders	(65,000)	70,000
Increase in short-term notes payable	257,500
Payments on note payable to shareholder	(99,000)	(20,000)
Payment to shareholder on extinguishment of debt	-	(25,000)
Increase in short-term notes payable, shareholder	20,325	9,300

Net cash provided by financing activities	113,825	34,300

Net decrease in cash and cash equivalents	7,384	(866)
Cash and cash equivalents:
Beginning of period	-	985
End of period	$7,384	$119

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$-	$34,846
Accounts payable converted to short-term note payable, shareholder	$-	$25,350
Accrued interest paid with common stock	$-	$15,763

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

There were no new accounting standards issued or effective during the nine months ended September 30, 2015 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2015, the Company had a working capital deficiency of $1,320,663, an accumulated deficit of $24,935,796 and had incurred a net loss of $124,377 for the nine months ended September 30, 2015.

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

All outstanding Debentures, totaling $550,000 at both September 30, 2015 and December 31, 2014, are past their maturity dates and are currently due on demand. During the three and nine month periods ended September 30, 2015, no debt was converted into shares of the Company’s common stock.

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

Note 4. Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000.

During the three and nine months ended September 30, 2015, GCS advanced $182,500 and $257,500, respectively, under the promissory note.

Note 5.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of September 30, 2015 and December 31, 2014, $277,062 and $342,062, respectively, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the September 30, 2015 and December 31, 2014 balances bears a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at September 30, 2015 and December 31, 2014 are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company.

During the three and nine months ended September 30, 2015, there were no additional DEP advances to the Company to fund payment of Company operating expenses. All advances are unsecured, non-interest bearing, and due on demand. In August 2016, the Company repaid DEP $100,000 of the outstanding amount of shareholder advances.

Note 6.  Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company’s debt to JIMMAR, amounted to $12,638 and $91,313 at September 30, 2015 and December 31, 2014, respectively. The debt agreement requires payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the three and nine months ended September 30, 2015, the Company made payments aggregating $59,000 and $99,000, respectively. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $0 and $2,187 during the three and nine months ended September 30, 2014.

Note 7.  Revolving Convertible Note, Shareholder

On February 21, 2013 the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and is payable quarterly beginning May 31, 2013; however, none has been paid as of September 30, 2015. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016. Accrued expenses include $49,951 and $34,992 of interest due to shareholders as of September 30, 2015 and December 31, 2014, respectively.  All outstanding and unpaid principal and accrued interest shall become due and payable at maturity, February 21, 2016.  The Company may prepay the note at any time without penalty and re-borrow under the agreement.  DEP previously had the right to convert all or a portion of the note into shares of the Company’s common stock at any time at the rate of $0.067 per share, but the number of shares that may be issued pursuant to this conversion privilege cannot exceed 3,731,343. Because the conversion price was lower than the Company's per share market price at note inception, the Company recognized additional beneficial conversion costs as described below upon each new borrowing.  On June 29, 2014, the Company and DEP entered into an Amendment to Revolving Convertible Promissory Note, completely eliminating the aforementioned conversion provision.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded in 2013 as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, was recognized on a straight-line basis over the term of the revolving note and aggregated -0- during the three months ended September 30, 2015 and September 30, 2014, respectively, and -0- and $163,063 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The unamortized balance was fully amortized as a result of the elimination of the conversion provision from which it arose, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014.

Note 8.  Stockholders’ Equity

Stock Issuances and Warrants

            There were no common stock or warrant issuances during the three or nine months ended September 30, 2015.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(53,047)	$(27,924)	$(124,377)	$(329,032)
Net loss to common shareholders	$(53,047)	$(27,924)	$(124,377)	$(329,032)

Weighted average common shares outstanding	28,344,290	28,344,290	28,344,290	28,319,835

Net loss per share from continuing operations	$-	$-	$-	$(0.01)
Basic and diluted net loss per common share	$-	$-	$-	$(0.01)

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At September 30, 2015 and 2014, there were outstanding convertible debentures equivalent to 220,000 and 220,000 common shares, respectively.

(2)
At September 30, 2015 and 2014, there were outstanding warrant equivalents of -0- and 2,311,671 common shares. The warrants are anti-dilutive for both periods and therefore, have been excluded from diluted earnings per share.

(3)	At both September 30, 2015 and 2014, there were no outstanding option equivalents.

Note 10.  Related Party Transaction

In August 2015, the Company reimbursed its Chief Financial Officer for $7,300 of miscellaneous expenses incurred on behalf of the Company.

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

The three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014.

General and administrative expenses

Total general and administrative expenses were $35,822 and $71,154 for the three and nine months ended September 30, 2015, respectively, compared to $10,138 and $67,836 for the three and nine months ended September 30, 2014, consisting of legal, accounting and other professional fees. While the Company is operating as a public shell, no director fees will be paid or accrued.

Consulting expense

Consulting expense was -0- and $25,000 for the three and nine months ended September 30, 2014, and $0 for both the three and nine month periods ended September 30, 2015. The $25,000 of 2014 consulting expense resulted from the payment to DEP in exchange for eliminating the conversion provision associated with their revolving convertible note on June 29, 2014, as discussed in Note 7 above.

Interest expense

Total interest expense was $17,225 and $53,223 for the three and nine months ended September 30, 2015, respectively, compared to $17,786 and $236,196 for the three and nine months ended September 30, 2014, respectively. Interest expense for the three and nine months ended September 30, 2014 included -0- and $184,556, respectively, of amortization of discounts arising from the beneficial conversion feature associated with the revolving convertible note described in Note 6, compared to $0 for both the three and nine months ended September 30, 2015, respectively. Interest expense on convertible notes payable was $8,318 and $24,682 for the three and nine months ended September 30, 2015, respectively, compared to $8,318 and $24,682 for the three and nine months ended September 30, 2014.

In addition, interest expense during the three and nine months ended September 30, 2015 included $6,144 and $18,231, respectively, of interest incurred on the revolving convertible note and advances from Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder, compared to $6,143 and $18,231 for the three and nine months ended September 30, 2014. The Company also incurred interest expense of $2,763 and $10,310 for the three and nine months ended September 30, 2015, respectively, compared to $3,325 and $8,727 for the three and nine months ended September 30, 2014, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.  Interest expense decreased in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the elimination of the aforementioned beneficial conversion feature in June 2014, and resulting decrease in discount amortization.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three or nine months ended September 30, 2015 and 2014.

Net loss

The Company’s net loss was $53,047 and $124,377 for the three and nine months ended September 30, 2015, respectively, compared to $27,924 and $329,032 for the three and nine months ended September 30, 2014, respectively, due to the factors described above.

Liquidity and Capital Resources

At September 30, 2015, the Company had cash of $7,384 and a working capital deficiency of $1,320,663. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $106,441 and $35,166 during the nine months ended September 30, 2015 and 2014, respectively. All operating cash was used to pay various accounts payable.

Investing Cash Flows

There were no investing transactions during the nine months ended September 30, 2015 and 2014.

Financing Cash Flows

Financing cash flow activities for the nine months ended September 30, 2015 consisted of; (1) a $35,000 advance from a shareholder, (2) a $100,000 payment on shareholder advances to DEP, (3) an increase in short-term notes payable of $257,500, (4) payments on short-term note payable of $99,000, and (5) an increase in short-term notes payable, shareholder of $20,325.

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

At September 30, 2015 and December 31, 2014, Debentures totaling $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

During 2013, we funded certain existing obligations and current operating costs by drawing $250,000 on this revolving convertible note, as described in "Note 7. Revolving Convertible Note, Shareholder". During the nine months ended September 30, 2014, the Company relied upon an additional $47,346 provided by DEP to make partial payments to vendors. This advance is included in Advances from Shareholders on the Company's Balance Sheets at September 30, 2015amd December 31, 2014. We will need additional funding to continue our operations. See Note 2 - Going Concern Uncertainty to the financial statements.

Note Payable Financing

On April 15, 2015, we established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance funds to us of up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. During the nine months ended June 30, 2015, GCS advanced $257,500 under the promissory note.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

As of September 30, 2015, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2014, filed December 23, 2015.

Notwithstanding the material weaknesses that existed as of September 30, 2015, our President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: March 17, 2016	By:	/s/ Samuel W. Fairchild
Samuel W. Fairchild, President, Interim Chief Financial Officer and Interim Chief Executive Officer