Form 10-K
period 2015-12-31
TRAILBLAZER RESOURCES INC.
filed 2017-01-20
CIK 1119807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $11,250,345 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  28,344,290 shares as of December 14, 2016.

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
DECEMBER 31, 2015

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

On December 15, 2008, we closed a private offering of units consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2015, Debentures in the total principal amount of $5,820,000 have been converted into common stock of the Company, the majority of which occurred prior to 2013.  The number of shares of common stock issued as principal and interest for these conversions has totaled 2,474,926 shares through December 31, 2015.

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

On December 8, 2016, we entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the terms of the letter of intent, we will issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intend that the transaction will close within 60 days, unless extended by mutual agreement of both parties. As a condition precedent to closing, the Company will obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. GCS is a financial technology company deploying a proprietary cross-border payment network that enables un-banked or self- banked consumers around the world to transfer money, via computer or mobile device from anywhere in the world using a branded prepaid debit card.

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
	Bid Prices ($)
	High	Low
2015 Fiscal Year:
March 31, 2015	$0.35	$0.20
June 30, 2015	$0.97	$0.20
September 30, 2015	$0.46	$0.26
December 31, 2015	$0.95	$0.28

2014 Fiscal Year:
March 31, 2014	$0.35	$0.20
June 30, 2014	$0.28	$0.18
September 30, 2014	$0.29	$0.01
December 31, 2014	$0.35	$0.12

On December 12, 2016, the closing bid price for the common stock was $1.81.

Holders

The number of record holders of our common stock, as of December 14, 2016, was 193 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2015, $8,318 of interest on our outstanding convertible debentures had accrued, bringing the total accrued interest on the outstanding convertible debentures to $124,939.  We had not yet issued the shares of common stock to pay this accrued interest at December 31, 2015.

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

General and administrative expenses

Total general and administrative expenses were $100,319 for the fiscal year ended December 31, 2015 and $77,031 for the fiscal year ended December 31, 2014, consisting of legal, accounting and other professional fees. The increase is due to higher legal and accounting costs associated with efforts to become current in the Company’s SEC filings in the current year.

Loss from operations

The Company’s net loss from operations was $100,319 and $77,031 for the years ended December 31, 2015 and 2014, respectively. The increase in our net loss from operations was due to higher general and administrative costs and consulting expenses in the current year as discussed above.

Loss on extinguishment of debt

The Company recognized $0 and $188,062 of loss on extinguishment of debt during the years ended December 31, 2015 and 2014, respectively. The 2014 loss arose as a result of the debt extinguishment and recognition of all remaining unamortized debt issuance costs   as discussed in Note 7 – Revolving Convertible Note, Shareholder.

Interest expense

Interest expense was $63,515 for the year ended December 31, 2015 compared to $91,344 for the 2014 fiscal year.  Interest expense during 2015 consisted of accrued interest on (a) convertible promissory notes of $33,000, (b) a revolving convertible note of $18,643, and (c) notes payable to a related party of $11,872. Interest expense in 2015 decreased over 2014, primarily due to amortization of the beneficial conversion feature related to the convertible line of credit of $0 in 2015, compared to $21,493 in 2014.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was deemed more likely than not, that the net deferred tax assets would not be realized. Since 2009, the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the years ended December 31, 2015 and 2014.

Net loss

The Company’s net loss decreased from $356,437 in 2014 to a loss of $163,834 in 2015 due to the factors described above.

Liquidity and Capital Resources

At December 31, 2015, the corporate shell company had $2,310 of cash and a working capital deficiency of $1,610,120.

Operating Cash Flows

Operating activities used $134,140 in cash during the 2015 fiscal year compared to using $44,360 during the 2014 fiscal year.

Investing Cash Flows

There were no investing transactions during the years ended December 31, 2015 and 2014.

Financing Cash Flows

Financing activities provided $136,450 and $43,375 of cash for the years ended December 31, 2015 and 2014, respectively. Financing cash activity in 2015 consisted of; (1) a $35,000 advance from a shareholder, (2) $300,000 of payments to Diversified Equities Partners, LLC (“DEP”), repaying $250,000 on a revolving note payable, and $50,000 on other shareholder advances, (3) an increase in short-term notes payable of $477,500, (4) payments on short-term note payable of $106,500, and (5) an increase in short-term notes payable, shareholder of $30,450. Financing activities in 2014 consisted of advances and payments on shareholder notes payable, and a payment of $25,000 as consideration for extinguishment of shareholder debt.

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

At December 31, 2015, Debentures totaling $550,000 remain outstanding and are overdue.  Debentures in the aggregate principal amount of $5,820,000 have been converted to common stock as of December 31, 2015. Many of the remaining Debenture holders have elected to receive interest in the form of common stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Revolving Convertible Note Financing

On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP has agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrues on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2015. DEP waived its right to call payment on the loan if all accrued interest was paid prior to February 21, 2016.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 and $34,992 of interest due to shareholders relating to this revolving convertible note as of December 31, 2015 and December 31, 2014, respectively.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $0 and $21,493, during the years ended December 31, 2015 and 2014, respectively. The remaining unamortized balance of $163,063, was fully amortized in conjunction with the extinguishment of debt and elimination of the conversion provision from which it arose in June 2014, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014. The extinguishment also gave rise to recognition of a Loss on Extinguishment of Debt of $188,062. Interest expense on the revolving convertible note, shareholder was $14,268 and $20,000 for the years ended December 31, 2015 and 2014, respectively, and is included in accrued expenses.

Note Payable Financing

On April 15, 2015, we established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively.  During the year ended December 31, 2015, GCS advanced $477,500 under the promissory note.

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

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trailblazer Resources Inc.

We have audited the accompanying balance sheets of Trailblazer Resources, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Trailblazer Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailblazer Resources, Inc. as of December 31, 2015 and 2014, the results of their operations, and their cash flows, for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
January 17, 2017

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$2,310	$-
Total current assets	2,310	-

Total assets	$2,310	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	20,573	54,393
Note payable	477,500	-
Advances from shareholders	327,062	342,062
Note payable to shareholder	15,263	91,313
Accrued expenses	222,032	158,518
Total current liabilities	1,612,430	1,196,286

Revolving convertible note, shareholder	-	250,000
Total liabilities	1,612,430	1,446,286

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 shares issued and outstanding at
December 31, 2015 and December 31, 2014, respectively	28,344	28,344
Additional paid-in capital	23,336,789	23,336,789
Accumulated deficit	(24,975,253)	(24,811,419)
Total stockholders' deficit	(1,610,120)	(1,446,286)
Total liabilities and stockholders' deficit	$2,310	-

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Revenue	$-	-

Operating expenses:
General and administrative expenses	100,319	77,031
Total operating expenses	100,319	77,031

Loss from operations	(100,319)	(77,031)

Loss on extinguishment of debt	-	(188,062)
Interest expense	(63,515)	(91,344)
	(63,515)	(279,406)

Loss before income tax benefit	(163,834)	(356,437)

Income tax benefit	-	-

Net loss	$(163,834)	$(356,437)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	28,344,290	28,325,999

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
Statements of Stockholders' Deficit
Years Ended December 31, 2015 and 2014

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance at January 1, 2014	28,272,504	$28,272	$23,318,911	$(24,454,982)	$(1,107,799)

Convertible notes payable converted to common stock	-	-	-	-	-
Stock issued for interest owed on convertible debt	51,786	52	15,712	-	15,764
Stock warrants modified for investor relations expense	-	-	-	-	-
Stock issued for professional services	20,000	20	2,166	-	2,186
Shareholder advances converted to common stock	-	-	-	-	-
Stock issued for investor relations expense	-	-	-	-	-
Beneficial conversion feature	-	-	-	-	-
Stock issuable for professional services	-	-	-	-	-
Net loss	-	-	-	(356,437)	(356,437)
Balance at December 31, 2014	28,344,290	$28,344	$23,336,789	$(24,811,419)	$(1,446,286)

Net loss	-	-	-	(163,834)	(163,834)

Balance at December 31, 2015	28,344,290	$28,344	$23,336,789	$(24,975,253)	$(1,610,120)

See notes to the financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(163,834)	$(356,437)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of debt issuance costs	-	184,556
Stock issued for professional services	-	2,186
Changes in operating assets and liabilities:		-
Accounts payable	(33,820)	55,485
Accrued expenses	63,514	69,850
Net cash used in operating activities	(134,140)	(44,360)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Payments on revolving convertible note, shareholder	(250,000)	-
Increase (decrease) in advances from shareholders	(15,000)	70,000
Increase in short-term notes payable	477,500	-
Payments on note payable to shareholder	(106,500)	(20,000)
Payment to shareholder on extinguishment of debt	-	(25,000)
Increase in short-term notes payable, shareholder	30,450	18,375

Net cash provided by financing activities	136,450	43,375

Net decrease in cash and cash equivalents	2,310	(985)
Cash and cash equivalents:
Beginning of period	-	985
End of period	$2,310	$-

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$-	$34,847
Accounts payable converted to short-term note payable, shareholder	$-	$25,350
Accrued interest paid with common stock	$-	$15,763

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2015 and 2014.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2010 through 2015.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Advertising Expense

The Company expenses advertising costs as incurred.  The Company had no advertising expense during the years ended December 31, 2015 and 2014, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments included on the balance sheet include cash, accounts payable, and debt. Fair values of accounts payable and cash were assumed to approximate cost or carrying values.

At December 31, 2015 and 2014, it is deemed impracticable to estimate the fair value of the Company’s debt, as (a) quoted market prices are not available, and (b) the debt involves a related party. A valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of the debt held by the Company.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2015 and 2014, there were no adjustments to net loss to arrive at comprehensive loss.

Reclassifications

Certain items previously reported were reclassified for consistency with the current presentation.

Recent Accounting Pronouncements

The Company has no operations during the periods presented. Therefore, no new accounting standards issued or effective during the year ended December 31, 2015 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.   Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2015, the Company had a working capital deficiency of $1,610,120 and an accumulated deficit of $24,975,253, and reported a net loss for the year then ended of $163,834.

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

All outstanding Debentures, totaling $550,000 at both December 31, 2015 and December 31, 2014, respectively, are past their maturity dates and are currently due on demand.

The effective annual interest rate for both of the years ended December 31, 2015 and 2014 was 6%. Prior to July 2, 2013, the Debentures provided holders the option to convert any accrued interest owed to them at $2.50 per share. On July 2, 2013, the Company's Board of Directors amended the conversion price to be the average of the trading price of the shares for the 21 trading days preceding each quarterly interest payment date and retroactively adjusted all previously accrued interest conversions since the original maturity dates in 2011. The Company issued 109,285 shares valued at $38,068 in July 2013 as part of this retroactive adjustment, which was recorded as investor relations expense.

Note 4.   Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively.  During the year ended December 31, 2015, GCS advanced $477,500 under the promissory note.

Note 5.   Advances From Shareholders

Subsequent to the divestiture of ECC-C on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders. Going forward, the Company will continue to incur ongoing professional and other fees in connection with being a public company. As of December 31, 2015 and 2014, $77,062 and $342,062, respectively, is owed to certain shareholders who have made unsecured advances to the Company to fund operations.  $0 and $125,000 of the December 31, 2015 and 2014 balances bear a 3.5% interest rate, and is due upon demand. The remaining December 31, 2015 and 20134 shareholder advance balances are non-interest bearing and due on demand.

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

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with DEP as described in Note 7, Revolving Convertible Note, Shareholder.

During 2015 and 2014, $4,376 and $4,375, of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at December 31, 2015.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

During 2015, the Company repaid $50,000 of shareholder advances, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable.

Note 6.    Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $0 and $2,187 during the years ended December 31, 2014 and 2013, respectively. The Company also formally acknowledged its existing debt to JIMMAR, which amounted to $15,263 and $93,563 at December 31, 2015 and December 31, 2014, respectively. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the years ended December 31, 2015 and 2014, the Company made payments aggregating $106,500 and $20,000, respectively. Accrued interest on the note payable to shareholder was $29,183 and $17,312 at December 31, 2015 and 2014, respectively, and is included in accrued expenses.

Note 7.    Revolving Convertible Note, Shareholder

On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2015. DEP waived its right to call payment on the loan if all accrued interest was paid prior to February 21, 2016.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 and $34,992 of interest due to shareholders relating to this revolving convertible note as of December 31, 2015 and December 31, 2014, respectively.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $0 and $21,493, during the years ended December 31, 2015 and 2014, respectively. The remaining unamortized balance of $163,063, was fully amortized in conjunction with the extinguishment of debt and elimination of the conversion provision from which it arose in June 2014, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014. The extinguishment also gave rise to recognition of a Loss on Extinguishment of Debt of $188,062. Interest expense on the revolving convertible note, shareholder was $14,268 and $20,000 for the years ended December 31, 2015 and 2014, respectively, and is included in accrued expenses.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 8.   Stockholders’ Equity

Stock Issuances and Warrants

There were no common stock or warrant issuances during the year ended December 31, 2015.

During the year ended December 31, 2014, the Company issued 51,786 shares of common stock in connection with the conversion of accrued interest payable on convertible notes aggregating $15,764. The Company also paid $7,000 of professional fees by issuing 20,000 shares of common stock.

Converted Debt

There were no conversions of debt to equity during the years ended December 31, 2015 and 2014.

Note 9.   Income Taxes

The income tax provision (benefit) consisted of the following for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015	2014
Current	$-	$-
Deferred tax expense (benefit)	(164,000)	(356,000)
Subtotal	(164,000)	(356,000)
Change in valuation allowance	164,000	356,000
Total income tax expense (benefit)	$-	$-

At December 31, 2015 and 2014, the Company reviewed all available evidence pertaining to the realization of the Company’s recorded deferred tax assets. The negative evidence available to the Company at December 31, 2015 and 2014 included the Company’s continued significant operating losses recorded through December 31, 2015 and 2014 and the divestiture of the Company’s only operating business on October 31, 2011.  Based on the weighting of the evidence, the Company concluded that a full valuation allowance was needed as of December 31, 2015 and 2014.

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	Years ended December 31,
	2015	2014

Deferred tax assets:
Accruals and reserves	$1,000	$1,000
Expenses related to warrants and options	-	-
Net operating loss carryforwards	2,224,000	2,288,000
Total deferred tax assets	$2,225,000	$2,289,000

Less: valuation allowance	(2,225,000)	(2,289,000)
Net deferred income tax assets	$-	$-

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $5,645,000 expiring in various years from 2028 through 2035. Due to the significant ownership change that occurred with the divestiture of ECC-C on October 21, 2011, these federal operating loss carryforwards will likely be severely limited after a U.S. Internal Revenue Code Section 382 study is performed if the Company becomes profitable in the future.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

The reconciliation of the tax provision (benefit) compared at the statutory rate to the effective tax rate is as follows for the years ended December 31:
	2015	2014
Statutory U.S. federal income tax rate	(34.0%)	(34.0%)
State and local income taxes, net of federal income tax benefit	(5.3%)	(5.3%)
Permanent differences	-	23.1%
	(39.3%)	(16.2%)
Change in valuation allowances	39.3%	16.2%
Effective income tax rate	0.0%	0.0%

Note 10.  Related Party Transactions

During the year ended December 31, 2015, the Company reimbursed its Chief Financial Officer for $16,300 if miscellaneous expenses incurred on behalf of the Company.

Note 11.  Commitments and Contingencies

Legal Proceedings

The Company may be subject to legal proceedings and claims arising in the ordinary course of business.  As of the date hereof, we are not currently involved in any pending or threatened legal proceedings.

Note 12.  Loss Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2015 and 2014:

	2015	2014

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(163,834)	$(356,437)
Net loss to common shareholders	$(163,834)	$(356,437)

Weighted average common shares outstanding	28,334,290	28,325,999

Net loss per share from continuing operations	$(0.01)	$(0.01)
Basic and diluted net loss per common share	$(0.01)	$(0.01)

The following common stock equivalents have been excluded from the diluted per share calculations because they are anti-dilutive:

(1).          At both December 31, 2015 and 2014, there were outstanding convertible debentures equivalent to 220,000 common shares.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

(2).          At December 31, 2015 and 2014, there were no outstanding warrant equivalents.

(3).          At December 31, 2015 and 2014, there were no outstanding option equivalents.

(4).          At December 31, 2014 and 2013, there were no outstanding revolving convertible note equivalents.

Note 13.  Subsequent Events

On September 6, 2016, Samuel W. Fairchild submitted his resignation as Interim Chief Executive Officer and Chief Financial Officer of the Company. Mark Huelskamp was elected to serve as Interim Chief Executive Officer. Bob A. Varma was elected to serve as Interim Chief Financial Officer and director.

On December 8, 2016, the Company entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the letter of intent, the Company will issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intend that the transaction will close within 60 days, unless extended by mutual agreement of both parties. As a condition precedent to closing, the Company will obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. GCS is a financial technology company deploying a proprietary cross-border payment network that enables un-banked or self- banked consumers around the world to transfer money, via computer or mobile device from anywhere in the world using a branded prepaid debit card.

In December 2016, eight of twelve of the Company’s convertible note holders consented to convert $275,000 of their notes payable in exchange for shares of the Company’s common stock at $2.50 per share. Five of these notes, aggregating to $150,000 have conversion dates in December 2016. For the remaining $125,000 of these notes, the noteholders consented to convert their notes upon closing of the GCS transaction. To further facilitate the GCS transaction, the Company's Board of Directors reinstated the original conversion price of $2.50 per share for all unpaid accrued interest payable on the convertible notes. No shares have been issued as of January 20, 2017 in conjunction with these conversions.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Disclosure of the Company’s change in accountants was previously reported in its Form 10-K for the fiscal year ended December 31, 2014, filed December 23, 2015.

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

As of December 31, 2015, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2015, our President has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2015.

As a result of our material weakness described below, management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2015:

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and officers, and their ages as of the date of this report, are as follows:

Name	Age	Current Position with Company

Mark Huelskamp	61	Interim Chief Executive Officer and Director
Bob A. Varma	66	Interim Chief Financial Officer, Secretary and Director

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

Mark Huelskamp has been a director since October 2011 and the interim chief executive officer since September 2016.  From February 2001 to June 2015, he was the President of the Spokane Division of Core-Mark International, Inc., which is wholesale distributor of packaged consumer products to the convenience retail industry in North America.

Bob A. Varma was elected to serve as Interim Chief Financial Officer, Secretary and a director in September 2016.  He has provided accounting and tax consulting services through his own firm since 1992 in Longwood, Florida.  In addition, since June 2006 he has served as the chief financial officer of AW Solutions Inc. and AW Solutions Puerto Rico LLC, both telecommunications infrastructure companies and wholly-owned subsidiaries of Intercloud Systems, Inc., a publicly-held company.  Mr. Varma has been a certified public accountant in Florida since 1994 and has been qualified as a chartered accountant in London since 1974.

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

Committees

Our entire board of directors, rather than committees, acts on various items.  The board of directors has determined that it does not have an audit committee financial expert.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2015, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.	Executive Compensation.

The following table sets forth information regarding the remuneration of our principal executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Samuel Fairchild, Chief Executive Officer	2015	-	-	-	-	-	-
	2014	-	-	-	-	-	-

Outstanding Equity Awards at 2015 Year End

There were no outstanding equity awards at December 31, 2015.

Director Compensation

During the fiscal year ended December 31, 2015, we did not pay any compensation to our directors.

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

As of December 31, 2015, there were no outstanding options or other awards under the Stock Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock on December 14, 2016 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current directors and executive officers.  Shares of common stock subject to  warrants currently exercisable or exercisable within 60 days of December  14, 2016 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Mark Huelskamp	218,428	0.8%
Bob A. Varma	0	--
Officers and directors as a group (2 persons)	218,428	0.8%
*          Less than 0.1%
______________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)	Based on 28,344,290 shares of common stock outstanding as of December 14, 2016.

Changes in Control

On December 7, 2016, we entered into a binding letter of intent to acquire Global CashSpot Corp by issuing the shareholders of that company 37,809,039 shares of our common stock.  Upon the completion of that transaction, the former shareholders of Global CashSpot collectively would own a majority of the outstanding shares of our company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

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

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  To the extent possible, a majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

Diversified Equity Partners, LLC. On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2015. DEP waived its right to call payment on the loan if all accrued interest was paid prior to February 21, 2016. During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS.

JIMMAR Consulting, Inc. Consulting Agreement. In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $0 and $2,187 during the years ended December 31, 2014 and 2013, respectively. The Company also formally acknowledged its existing debt to JIMMAR, which amounted to $15,263 and $93,563 at December 31, 2015 and December 31, 2014, respectively. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the years ended December 31, 2015 and 2014, the Company made payments aggregating $106,500 and $20,000, respectively. Accrued interest on the note payable to shareholder was $29,183 and $17,312 at December 31, 2015 and 2014, respectively, and is included in accrued expenses on the accompanying balance sheet.

Director Independence

The Board of Directors has determined that it does not have any independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).  In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our independent directors or their affiliated companies.  This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Item 14.          Principal Accountant Fees and Services.

Fees paid to our principal accountants, KLJ & Associates, LLP (“KLJ”), for the fiscal years ended December 31, 2015 and 2014, respectively, were as follows:

	Years ended December 31,
	2015	2014
Audit Fees - KLJ	$23,500	$15,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$23,500	$15,500

(1)
The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the years ended December 31, 2015 and 2014 and included reviews of our quarterly reports on Form 10-Q.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.  The Board of Directors pre-approves all services to be provided to our Company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors for 2015 and 2014 were pre-approved by the Board of Directors.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Stock Purchase Agreement dated August 12, 2011 (4)
10.3	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (5)
16.1	Letter from BDO USA, LLP (6)
31.1	Rule 13a-14(a) Certification of Mark Huelskamp
31.2	Rule 13a-14(a) Certification of Bob A. Varma
32.1	Certification of Mark Huelskamp Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Bob A. Varma Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Annual Report on Form 10-K of Trailblazer Resources, Inc. for the fiscal year ended December 31, 2015, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

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

TRAILBLAZER RESOURCES, INC.

Dated: January 20, 2017	By:	/s/ Mark Huelskamp
Mark Huelskamp, Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Huelskamp	Interim Chief Executive Officer	January 20, 2017
Mark Huelskamp	and Director

/s/ Bob A. Varma	Interim Chief Financial Officer	January 20, 2017
Bob A.Varma	and Director