Form 10-Q
period 2016-03-31
TRAILBLAZER RESOURCES INC.
filed 2017-02-14
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2016

TRAILBLAZER RESOURCES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$1,539	$2,310
Total current assets	1,539	2,310

Total assets	$1,539	$2,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	19,905	20,573
Note payable	523,500	477,500
Advances from shareholders	327,062	327,062
Note payable to shareholder	11,700	15,263
Accrued expenses	232,719	222,032
Total current liabilities	1,664,886	1,612,430

Revolving convertible note, shareholder	-	-
Total liabilities	1,664,886	1,612,430

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	28,344	28,344
Additional paid-in capital	23,336,789	23,336,789
Accumulated deficit	(25,028,480)	(24,975,253)
Total stockholders' deficit	(1,663,347)	(1,610,120)
Total liabilities and stockholders' deficit	$1,539	$2,310

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31,
	2016	2015

Revenue	$-	$-

Operating expenses:
General and administrative expenses	42,541	9,008
Total operating expenses	42,541	9,008

Loss from operations	(42,541)	(9,008)

Interest expense	(10,686)	(18,270)
	(10,686)	(18,270)

Loss before income tax benefit	(53,227)	(27,278)

Income tax benefit	-	-

Net loss	$(53,227)	$(27,278)

Net loss per common share - basic and diluted	$-	$-

Weighted average shares outstanding - basic and diluted	28,344,290	28,325,999

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(53,227)	$(27,278)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:		-
Accounts payable	(668)	9,008
Accrued expenses	10,687	18,270
Net cash used in operating activities	(43,208)	-

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in short-term notes payable	46,000	-
Payments on note payable to shareholder	(20,213)	-
Increase in short-term notes payable, shareholder	16,650	-

Net cash provided by financing activities	42,437	-

Net decrease in cash and cash equivalents	(771)	-
Cash and cash equivalents:
Beginning of period	2,310	-
End of period	$1,539	$-

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$-	$-
Accounts payable converted to short-term note payable, shareholder	$-	$-
Accrued interest paid with common stock	$-	$-

See notes to the condensed unaudited financial statements.

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

The Company has no operations during the period presented. Therefore, no new accounting standards issued or effective during the three months ended March 31, 2016 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2016, the Company had a working capital deficiency of $1,663,347 and an accumulated deficit of $25,028,480 and had incurred a net loss of $53,227 for the three months ended March 31, 2016.

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

All outstanding Debentures, totaling $550,000 at both March 31, 2016 and December 31, 2015, are past their maturity dates and are currently due on demand. During the three-month period ended March 31, 2016, no debt was converted into shares of the Company’s common stock.

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

Note 4. Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively.  During the three months ended March 31, 2016, GCS advanced $46,000 under the promissory note. Outstanding borrowings under this promissory note was $523,500 and $477,500 at March 31, 2016 and December 31, 2015, respectively.

Note 5.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of both March 31, 2016 and December 31, 2015, $327,062, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the March 31, 2015 and December 31, 2014 balances bears a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at March 31, 2015 and December 31, 2014 are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company.

During the three months ended March 31, 2016, there were no additional advances from shareholders, or repayments on advances from shareholders. During the three months ended March 31, 2016 and 2015, $1,088 and $1,079 of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at March 31, 2016. All advances are unsecured, non-interest bearing, and due on demand.

Note 6.  Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company issued shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company’s debt to JIMMAR, amounted to $11,700 and $15,263 at March 31, 2016 and December 31, 2015, respectively. The debt agreement requires payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the three months ended March 31, 2016 and 2015, the Company made payments aggregating $20,213 and $0, respectively.

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

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of March 31, 2016 and December 31, 2015, respectively.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $0 and $21,493, during the years ended December 31, 2015 and 2014, respectively. The remaining unamortized balance of $163,063, was fully amortized in conjunction with the extinguishment of debt and elimination of the conversion provision from which it arose in June 2014, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014. The extinguishment also gave rise to recognition of a Loss on Extinguishment of Debt of $188,062. Interest expense on the revolving convertible note, shareholder was $0 and $6,010 for the three months ended March 31, 2016 and 2015, respectively, and is included in accrued expenses.

Note 8.  Stockholders’ Equity

Stock Issuances and Warrants

           There were no common stock or warrant issuances during the three months ended March 31, 2016 and March 31, 2015.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2016 and 2015:

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(53,227)	$(27,278)
Net loss to common shareholders	$(53,227)	$(27,278)

Weighted average common shares outstanding	28,334,290	28,334,290

Net loss per share from continuing operations	$-	$-
Basic and diluted net loss per common share	$-	$-

 The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At March 31, 2016 and 2015, there were outstanding convertible debentures equivalent to 220,000 and 220,000 common shares.

(2)	At March 31, 2016 and 2015, there were no outstanding warrant equivalents.

(3)	At March 31, 2016 and 2015, there were no outstanding options equivalents.

(4)	At March 31, 2015 and 2014, there were no outstanding revolving convertible note equivalents.

Note 10.  Subsequent Events

On September 6, 2016, Samuel W. Fairchild submitted his resignation as Interim Chief Executive Officer and Chief Financial Officer of the Company. Mark Huelskamp was elected to serve as Interim Chief Executive Officer. Bob A. Varma was elected to serve as Interim Chief Financial Officer and director.

On December 8, 2016, the Company entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the letter of intent, the Company will issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intend that the transaction will close within 60 days, unless extended by mutual agreement of both parties. As a condition precedent to closing, the Company will obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. GCS is a financial technology company deploying a proprietary cross-border payment network that enables un-banked or self- banked consumers around the world to transfer money, via computer or mobile device from anywhere in the world using a branded prepaid debit card. On February 8, 2017, the date by which to close the transaction, was extended to March 31, 2017.

In December 2016, eight of twelve of the Company’s convertible note holders consented to convert $275,000 of their notes payable in exchange for shares of the Company’s common stock at $2.50 per share. Five of these notes, aggregating to $150,000 have conversion dates in December 2016. For the remaining $125,000 of these notes, the noteholders consented to convert their notes upon closing of the GCS transaction. To further facilitate the GCS transaction, the Company's Board of Directors reinstated the original conversion price of $2.50 per share for all unpaid accrued interest payable on the convertible notes. As of January 20, 2017, 82,998 shares have been issued in conjunction with these conversions and related accrued interest.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed January 20, 2017, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The accounting policies and estimates described in that report are contained in Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, which includes a discussion of the policies identified in this report and other significant accounting policies and should be read in conjunction with this report.

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

The three months ended March 31, 2016 compared to the three months ended March 31, 2015.

General and administrative expenses

Total general and administrative expenses were $42,541 and $9,008 for the three months ended March 31, 2016 and 2015, respectively, consisting of legal, accounting and other professional fees. The increase in professional fee expense is due to higher legal and accounting costs associated with efforts to become current in the Company’s SEC filings in the current quarter. While the Company is operating as a public shell, no director fees will be paid or accrued.

Interest expense

Total interest expense was $10,686 and $18,270 for the three months ended March 31, 2016 and March 31, 2015, respectively, Interest expense for the three months ended March 31, 2016 and March 31, 2015 includes interest expense on convertible notes payable of $8,205 for both of the three month periods ended March 31, 2016 and March 31, 2015, respectively.

Interest expense during the three months ended March 31, 2016 and March 31, 2015 included $0 and $4,932 respectively, of interest incurred on the revolving convertible note and advances from Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder. Interest expense also included $1,088 and $1,079 for the three months ended March 31, 2016 and 2015, respectively, of interest on advances from shareholders, all of whom are related parties.

The Company also incurred interest expense of $1,393 and $4,123 for the three months ended March 31, 2016 and March 31, 2015, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.  Interest expense decreased in the three months ended March 31, 2016 as compared to the three months ended March 31, 2014 primarily due to reduced interest bearing debt amounts resulting from the Company’s repayments on the note payable to shareholder over the past twelve months.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three months ended March 31, 2016 and 2015.

Net loss

The Company’s net loss was $53,227 for the three months ended March 31, 2016, compared to $27,278 for the three months ended March 31, 2015, due to the factors described above.

Liquidity and Capital Resources

At March 31, 2016, the corporate shell company had cash of $1,539 and a working capital deficiency of $1,663,347. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $43,208 and $0 during the three months ended March 31, 2016 and 2015, respectively. All operating cash was used to pay various accounts payable and other accrued expenses.

Investing Cash Flows

There were no investing transactions during the three months ended March 31, 2016 and 2015.

Financing Cash Flows

Financing cash flow activities for the three months ended March 31, 2016 consisted of; (1) an increase in short-term notes payable of $46,000, (2) payments on short-term note payable of $20,213, and (3) an increase in short-term notes payable, shareholder of $16,650. There were no financing cash activity during the three months ended March 31, 2015.

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

At March 31, 2016 and December 31, 2015, Debentures totaling $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of March 31, 2016 and December 31, 2015, respectively.

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

The fair value of the beneficial conversion feature, aggregating $250,000, was recorded as debt issuance costs with a corresponding increase in paid-in capital. The amortization of debt issuance costs, which is classified as interest expense, is recognized on a straight-line basis over the term of the revolving note and aggregated $0 and $21,493, during the years ended December 31, 2015 and 2014, respectively. The remaining unamortized balance of $163,063, was fully amortized in conjunction with the extinguishment of debt and elimination of the conversion provision from which it arose in June 2014, as a result of the Amendment to Revolving Convertible Promissory Note on June 29, 2014. The extinguishment also gave rise to recognition of a Loss on Extinguishment of Debt of $188,062. Interest expense on the revolving convertible note, shareholder was $0 and $6,010 for the three months ended March 31, 2016 and 2015, respectively, and is included in accrued expenses.

Note Payable Financing

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively.  During the three months ended March 31, 2016, GCS advanced $46,000 under the promissory note. Outstanding borrowings under this promissory note was $523,500 and $477,500 at March 31, 2016 and December 31, 2015, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

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

As of March 31, 2016, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2015, filed January 20, 2017.

Notwithstanding the material weaknesses that existed as of March 31, 2016, our President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

          Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Regulation S-K Number	Document

3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (4)

31.1	Rule 13a-14(a) Certification of Mark Huelskamp
31.2	Rule 13a-14(a) Certification of Bob A. Varma
32.1	Certifications of Mark Huelskamp Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Bob A. Varma Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: February 14, 2017	By:	/s/ Mark Huelskamp
Mark Huelskamp, Interim Chief Executive Officer and Director

Dated: February 14, 2017	By:	/s/ Bob A. Varma
Bob A. Varma, Interim Chief Financial Officer and Director