Form 10-Q
period 2016-06-30
TRAILBLAZER RESOURCES INC.
filed 2017-02-14
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2016

TRAILBLAZER RESOURCES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$639	$2,310
Total current assets	639	2,310

Total assets	$639	$2,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	22,925	20,573
Note payable	523,500	477,500
Advances from shareholders	327,062	327,062
Note payable to shareholder	15,825	15,263
Accrued expenses	243,593	222,032
Total current liabilities	1,682,905	1,612,430

Revolving convertible note, shareholder	-	-
Total liabilities	1,682,905	1,612,430

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	28,344	28,344
Additional paid-in capital	23,336,789	23,336,789
Accumulated deficit	(25,047,399)	(24,975,253)
Total stockholders' deficit	(1,682,266)	(1,610,120)

Total liabilities and stockholders' deficit	$639	$2,310

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	8,045	26,324	50,586	35,332
Total operating expenses	8,045	26,324	50,586	35,332

Loss from operations	(8,045)	(26,324)	(50,586)	(35,332)

Interest expense	(10,874)	(17,728)	(21,560)	(35,998)
	(10,874)	(17,728)	(21,560)	(35,998)

Loss before income tax benefit	(18,919)	(44,052)	(72,146)	(71,330)

Income tax benefit	-	-	-	-

Net loss	$(18,919)	$(44,052)	$(72,146)	$(71,330)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding - basic and diluted	28,344,290	28,344,290	28,344,290	28,344,290

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(72,146)	$(71,330)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:		-
Accounts payable	2,352	(5,606)
Accrued expenses	21,561	35,997
Net cash used in operating activities	(48,233)	(40,939)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in short-term notes payable	46,000	75,000
Payments on note payable to shareholder	(20,213)	(40,000)
Increase in short-term notes payable, shareholder	20,775	6,000

Net cash provided by financing activities	46,562	41,000

Net decrease in cash and cash equivalents	(1,671)	61
Cash and cash equivalents:
Beginning of period	2,310	-
End of period	$639	$61

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$-	$-
Accounts payable converted to short-term note payable, shareholder	$-	$-
Accrued interest paid with common stock	$-	$-

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

The Company has no operations during the period presented. Therefore, no new accounting standards issued or effective during the six months ended June 30, 2016 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2016, the Company had a working capital deficiency of $1,682,266 and an accumulated deficit of $25,047,399 and had incurred a net loss of $72,146 for the six months ended June 30, 2016.

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

All outstanding Debentures, totaling $550,000 at both June 30, 2016 and December 31, 2015, are past their maturity dates and are currently due on demand. During the six-month period ended June 30, 2016, no debt was converted into shares of the Company’s common stock.

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

Note 4. Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the three and six months ended June 30, 2016, GCS advanced $0 and $46,000, under the promissory note, respectively.

Note 5.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of both June 30, 2016 and December 31, 2015, $327,062, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the March 31, 2015 and December 31, 2014 balances bears a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at March 31, 2015 and December 31, 2014 are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company.

During the six months ended June 30, 2016, there were no additional advances from shareholders, or repayments on advances from shareholders. During the three and six months ended June 30, 2016, $1,088 and $2,176 of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at June 30, 2016. All advances are unsecured, non-interest bearing, and due on demand.

Note 6.  Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company issued shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company’s debt to JIMMAR, amounted to $15,825 and $15,263 at June 30, 2016 and December 31, 2015, respectively. The debt agreement requires payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the three and six months ended June 30, 2016 and 2015, the Company made payments aggregating $0 and $20,213, respectively.

Note 7.  Revolving Convertible Note, Shareholder

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2015. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of June 30, 2016 and December 31, 2015, respectively.

Note 8.  Stockholders’ Equity

Stock Issuances and Warrants

           There were no common stock or warrant issuances during the three or six months ended June 30, 2016 and 2015, respectively.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three AND SIX months ended June 30, 2016 and 2015:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2016	June 30, 2016	June 30, 2016

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(18,919)	$(44,052)	$(72,146)	$(71,330)
Net loss to common shareholders	$(18,919)	$(44,052)	$(72,146)	$(71,330)

Weighted average common shares outstanding	28,334,290	28,334,290	28,334,290	28,334,290

Net loss per share from continuing operations	$-	$-	$-	$-
Basic and diluted net loss per common share	$-	$-	$-	$-

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At June 30, 2016 and 2015, there were outstanding convertible debentures equivalent to 220,000 and 220,000 common shares.

(2)	At June 30, 2016 and 2015, there were no outstanding warrant equivalents.

(3)	At June 30, 2016 and 2015, there were no outstanding options equivalents.

(4)	At June 30, 2016 and 2015, there were no outstanding revolving convertible note equivalents.

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

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

The three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015.

General and administrative expenses

Total general and administrative expenses were $8,045 and $50,586 for the three and six months ended June 30, 2016 compared to $26,324 and $35,332 for the three and six months ended June 30, 2015; consisting of legal, accounting and other professional fees. The increase in professional fee expense for the six months ended June 30, 2016 is due to higher legal and accounting costs associated with efforts to become current in the Company’s SEC filings during the three months ended March 31, 2016. While the Company is operating as a public shell, no director fees have been, or will be paid or accrued.

Interest expense

Total interest expense was $10,874 and $21,560 for the three and six months ended June 30, 2016, respectively, compared to $17,728 and $35,998 for the three and six months ended June 30, 2015, respectively.

 Interest expense for the three and six months ended June 30, 2016 includes interest expense on convertible notes payable of $8,205 and $16,410, respectively, compared to $8,227 and $16,364 for the three and six months ended June 30, 2015.

Interest expense during the three and six months ended June 30, 2016 included $0 and $0 respectively, compared to $6,077 and $12,087 for the three and six months ended and June 30, 2015, respectively, of interest incurred on the revolving convertible note and advances from Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder. Interest expense also included $1,088 and $2,176 for the three and six months ended June 30, 2016 and 2015, respectively, of interest on advances from shareholders, all of whom are related parties.

The Company also incurred interest expense of $1,581 and $2,974 for the three and six months ended June 30, 2016, compared to $3,423 and $7,546 for the six months ended June 30, 2015, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.  Interest expense decreased in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 primarily due to reduced interest bearing debt amounts resulting from the Company’s repayments on the note payable to shareholder over the past twelve months.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three months ended June 30, 2016 and 2015.

Net loss

The Company’s net loss was $18,919 and $72,146 for the three and six months ended June 30, 2016, respectively, compared to $44,052 and $71,330 for the three and six months ended June 30, 2016 and 2015, respectively, due to the factors described above.

Liquidity and Capital Resources

At June 30, 2016, the corporate shell company had cash of $639 and a working capital deficiency of $1,682,266. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $48,233 and $40,939 during the six months ended June 30, 2016 and 2015, respectively. All operating cash was used to pay various accounts payable and other accrued expenses.

Investing Cash Flows

There were no investing transactions during the six months ended June 30, 2016 and 2015.

Financing Cash Flows

Financing cash flow activities for the six months ended June 30, 2016 consisted of; (1) an increase in short-term notes payable of $46,000, (2) payments on short-term note payable of $20,213, and (3) an increase in short-term notes payable, shareholder of $20,775.

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

At June 30, 2016 and December 31, 2015, Debentures totaling $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

Revolving Convertible Note Financing

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2015. DEP has waived its right to call payment on the loan if all accrued interest is paid prior to February 21, 2016.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of June 30, 2016 and December 31, 2015, respectively.

Note Payable Financing

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the three and six months ended June 30, 2016, GCS advanced $0 and $46,000, under the promissory note, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

As of June 30, 2016, our management, with the participation of our President and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2015, filed January 20, 2017.

Notwithstanding the material weaknesses that existed as of June 30, 2016, our President, Interim Chief Financial Officer, and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended June 30, 2016, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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