Form 10-Q
period 2016-09-30
TRAILBLAZER RESOURCES INC.
filed 2017-03-15
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,427,288 shares as of March 10, 2017.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2016

TRAILBLAZER RESOURCES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$519	$2,310
Total current assets	519	2,310

Total assets	$519	$2,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$550,000	$550,000
Accounts payable	29,508	20,573
Note payable	523,500	477,500
Advances from shareholders	327,062	327,062
Note payable to shareholder	20,700	15,263
Accrued expenses	254,869	222,032
Total current liabilities	1,705,639	1,612,430

Revolving convertible note, shareholder	-	-
Total liabilities	1,705,639	1,612,430

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	28,344	28,344
Additional paid-in capital	23,336,789	23,336,789
Accumulated deficit	(25,070,253)	(24,975,253)
Total stockholders' deficit	(1,705,120)	(1,610,120)

Total liabilities and stockholders' deficit	$519	$2,310

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	11,577	35,822	62,163	71,154
Total operating expenses	11,577	35,822	62,163	71,154

Loss from operations	(11,577)	(35,822)	(62,163)	(71,154)

Interest expense	(11,276)	(17,225)	(32,836)	(53,223)
	(11,276)	(17,225)	(32,836)	(53,223)

Loss before income tax benefit	(22,853)	(53,047)	(94,999)	(124,377)

Income tax benefit	-	-	-	-

Net loss	$(22,853)	$(53,047)	$(94,999)	$(124,377)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding - basic and diluted	28,344,290	28,344,290	28,344,290	28,344,290

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(94,999)	$(124,377)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:		-
Accounts payable	8,934	(35,288)
Accrued expenses	32,837	53,224
Net cash used in operating activities	(53,228)	(106,441)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in advances from shareholders, net	-	(65,000)
Increase in short-term notes payable	46,000	257,500
Payments on note payable to shareholder	(20,213)	(99,000)
Increase in short-term notes payable, shareholder	25,650	20,325

Net cash provided by financing activities	51,437	113,825

Net decrease in cash and cash equivalents	(1,791)	7,384
Cash and cash equivalents:
Beginning of period	2,310	-
End of period	$519	$7,384

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

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

The Company has no operations during the period presented. Therefore, no new accounting standards issued or effective during the nine months ended September 30, 2016 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2016, the Company had a working capital deficiency of $1,705,120 and an accumulated deficit of $25,070,253 and had incurred a net loss of $94,999 for the nine months ended September 30, 2016.

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

At issuance, each Warrant was originally immediately exercisable into shares of common stock for a term of 3 years at $5.00 per share, which was reduced to $1.50 per share in December 2011. As of December 31, 2013, the warrants had been extended through June 2014 and the exercise price had been reduced to $1.00 per share.  The Warrants also provided anti-dilution protection for the following events: reorganization, reclassification, consolidation, merger or sale, subdivision, combination or other dividend of the Company’s common stock. The debt discount created by the detachable warrants was fully amortized before January 1, 2013.  The Warrants expired June 30, 2014.

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants.  The Debentures are considered to be conventional convertible debt.

All outstanding Debentures, totaling $550,000 at both September 30, 2016 and December 31, 2015, are past their maturity dates and are currently due on demand. During the nine-month period ended September 30, 2016, no debt was converted into shares of the Company’s common stock.

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

Note 4. Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the three and nine months ended September 30, 2016, GCS advanced $0 and $46,000, under the promissory note, respectively.

Note 5.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of both September 30, 2016 and December 31, 2015, $327,062, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. $125,000 of the March 31, 2015 and December 31, 2014 balances bears a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at March 31, 2015 and December 31, 2014 are non-interest bearing and due upon demand.

In February 2013, $60,000 of the non-interest bearing shareholder advances were refinanced into a revolving convertible note from Diversified Equities Partners, LLC ("DEP"), a shareholder and entity owned by a minority shareholder of the Company.

During the nine months ended September 30, 2016, there were no additional advances from shareholders, or repayments on advances from shareholders. During the three and nine months ended September 30, 2016, $1,100 and $3,275 of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at September 30, 2016. All advances are unsecured, non-interest bearing, and due on demand.

Note 6.  Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company issued shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The Company’s debt to JIMMAR, amounted to $20,700 and $15,263 at September 30, 2016 and December 31, 2015, respectively. The debt agreement requires payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the nine months ended September 30, 2016 and 2015, the Company made payments aggregating $0 and $99,000, respectively.

Note 7.  Revolving Convertible Note, Shareholder

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of September 30, 2016 and December 31, 2015, respectively.

Note 8.  Stockholders’ Equity

Stock Issuances and Warrants

There were no common stock or warrant issuances during the three or nine months ended September 30, 2016 and 2015, respectively.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(22,853)	$(53,047)	$(94,999)	$(124,377)
Net loss to common shareholders	$(22,853)	$(53,047)	$(94,999)	$(124,377)

Weighted average common shares outstanding	28,344,290	28,334,290	28,334,290	28,334,290

Net loss per share from continuing operations	$-	$-	$-	$-
Basic and diluted net loss per common share	$-	$-	$-	$-

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At September 30, 2016 and 2015, there were outstanding convertible debentures equivalent to 220,000 and 220,000 common shares.

(2)	At September 30, 2016 and 2015, there were no outstanding warrant equivalents.

(3)	At September 30, 2016 and 2015, there were no outstanding options equivalents.

(4)	At September 30, 2016 and 2015, there were no outstanding revolving convertible note equivalents.

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

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

The three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015.

General and administrative expenses

Total general and administrative expenses were $11,577 and $62,163 for the three and nine months ended September 30, 2016 compared to $35,822 and $71,154 for the three and nine months ended September 30, 2015, consisting of legal, accounting and other professional fees. The decrease in professional fee expense for the nine months ended September 30, 2016 is due to higher legal and accounting costs associated with efforts to become current in the Company’s SEC filings during the prior year nine months ended September 30, 2015. While the Company is operating as a public shell, no director fees have been, or will be paid or accrued.

Interest expense

Total interest expense was $11,276 and $32,836 for the three and nine months ended September 30, 2016, respectively, compared to $17,225 and $53,223 for the three and nine months ended September 30, 2015, respectively.

 Interest expense for the three and nine months ended September 30, 2016 includes interest expense on convertible notes payable of $8,367 and $24,773, respectively, compared to $8,318 and $24,682 for the three and nine months ended September 30, 2015.

Interest expense during the three and nine months ended September 30, 2016 included $0 and $0 respectively, compared to $6,144 and $18,231 for the three and nine months ended and September 30, 2015, respectively, of interest incurred on the revolving convertible note and advances from Diversified Equities Partners, LLC, a shareholder and entity owned by a minority shareholder. Interest expense also included $1,100 and $3,276 for the three and nine months ended September 30, 2016 and 2015, respectively, of interest on advances from shareholders, all of whom are related parties.

The Company also incurred interest expense of $1,814 and $4,789 for the three and nine months ended September 30, 2016, compared to $2,763 and $10,310 for the nine months ended September 30, 2015, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.  Interest expense decreased in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 primarily due to reduced interest bearing debt amounts resulting from the Company’s repayments on the note payable to shareholder over the past twelve months.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three months ended September 30, 2016 and 2015.

Net loss

The Company’s net loss was $22,853 and $94,999 for the three and nine months ended September 30, 2016, respectively, compared to $53,047 and $124,377 for the three and nine months ended September 30, 2016 and 2015, respectively, due to the factors described above.

Liquidity and Capital Resources

At September 30, 2016, the corporate shell company had cash of $519 and a working capital deficiency of $1,705,120. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $53,228 and $106,441 during the nine months ended September 30, 2016 and 2015, respectively. All operating cash was used to pay various accounts payable and other accrued expenses.

Investing Cash Flows

There were no investing transactions during the nine months ended September 30, 2016 and 2015.

Financing Cash Flows

Financing cash flow activities for the nine months ended September 30, 2016 consisted of; (1) an increase in short-term notes payable of $46,000, (2) payments on short-term note payable of $20,213, and (2) an increase in short-term notes payable, shareholder of $25,650.  Financing cash flow activities for the nine months ended September 30, 2015 consisted of; (1) a $35,000 advance from a shareholder, (2) a $100,000 payment on shareholder advances to DEP, (3) an increase in short-term notes payable of $257,500, (4) payments on short-term note payable of $99,000, and (5) an increase in short-term notes payable, shareholder of $20,325.

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

At September 30, 2016 and December 31, 2015, Debentures totaling $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms.

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

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of September 30, 2016 and December 31, 2015, respectively.

Note Payable Financing

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the three and nine months ended September 30, 2016, GCS advanced $0 and $46,000, under the promissory note, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

As of September 30, 2016, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Interim Chief Financial Officer and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2015, filed January 20, 2017.

Notwithstanding the material weaknesses that existed as of September 30, 2016, our Interim Chief Financial Officer and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended September 30, 2016, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

______________________________

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

TRAILBLAZER RESOURCES, INC.

Dated: March 15, 2017	By:	/s/ Mark Huelskamp
Mark Huelskamp, Interim Chief Executive Officer and Director

Dated: March 15, 2017	By:	/s/ Bob A. Varma
Bob A. Varma, Interim Chief Financial Officer and Director