Form 10-K
period 2016-12-31
TRAILBLAZER RESOURCES INC.
filed 2017-04-17
CIK 1119807

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $11,390,974 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  28,427,288 shares as of March 31, 2017.

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
DECEMBER 31, 2016

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

On December 15, 2008, we closed a private offering of units consisting of (i) a 3-year, 6% convertible debenture (the “Debentures”) with a conversion price of $2.50 per share, and (ii) a number of warrants (the “Warrants”) exercisable into shares of the Company’s common stock equal to the number of shares issuable upon conversion of the principal amount of the Debentures.  Each Warrant was originally exercisable into shares of common stock for a term of 3 years at $5.00 per share.  We issued Debentures with a face amount of $6,370,000 and Warrants exercisable into 2,548,000 shares of common stock.  As of December 31, 2016, Debentures in the total principal amount of $5,970,000 have been converted into common stock of the Company, including $150,000 in December 2016, however, the majority of which occurred prior to 2013.  The number of shares of common stock issued as principal and interest for these conversions has totaled 2,474,926 shares through December 31, 2016 and 82,998 were in common stock payable as of December 31, 2016 and subsequently issued in January 2017.

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

On December 8, 2016, we entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the terms of the letter of intent, we will issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intended that the transaction would close within 60 days, unless extended by mutual agreement of both parties. On February 8, 2017, the parties agreed to extend the date by which closing would occur to March 31, 2017.  As a condition precedent to closing, the Company will obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. GCS is a financial technology company deploying a proprietary cross-border payment network that enables un-banked or self- banked consumers around the world to transfer money, via computer or mobile device from anywhere in the world using a branded prepaid debit card.

Employees

As of the date of this report, we did not have any employees and relied upon consultants for administrative functions.

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
	Bid Prices ($)
	High	Low
2016 Fiscal Year:
March 31, 2016	$0.80	$0.10
June 30, 2016	$0.82	$0.20
September 30, 2016	$0.925	$0.11
December 31, 2016	$2.75	$0.70

2015 Fiscal Year:
March 31, 2015	$0.35	$0.20
June 30, 2015	$0.97	$0.20
September 30, 2015	$0.46	$0.26
December 31, 2015	$0.95	$0.28

On March 31, 2017, the closing bid price for the common stock was $4.00.

Holders

The number of record holders of our common stock, as of March 31, 2017, was 193 according to our transfer agent.

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

Recent Sales of Unregistered Securities

During the fourth quarter ended December 31, 2016, $7,967 of interest on our outstanding convertible debentures had accrued and $24,453 of accrued interest and $150,000 of convertible notes were converted to 69,782 shares of common stock. The shares were issued in January 2017. Additionally, in January 2017, 13,216 shares were issued to pay $33,041 of accrued interest for non-converting debentures.

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

General and administrative expenses

Total general and administrative expenses were $90,749 for the fiscal year ended December 31, 2016 and $100,319 for the fiscal year ended December 31, 2015, consisting of legal, accounting and other professional fees. The decrease is due to lower legal and accounting costs associated with efforts to become current in the Company’s SEC filings in the current year compared to the prior year.

Loss from operations

The Company’s net loss from operations was $90,749 and $100,319 for the years ended December 31, 2016 and 2015, respectively. The decrease in our net loss from operations was due to lower general and administrative costs and consulting expenses in the current year as discussed above.

Gain on extinguishment of debt

The Company recognized $38,259 and $0 of gain on extinguishment of debt during the years ended December 31, 2016 and 2015, respectively. The 2016 gain arose as a result of the certain convertible noteholders exchanging debt of $150,000 and accrued interest of $24,453 in exchange for shares of company common stock with an aggregate fair market value of $136,194 on the respective conversion dates in December 2016.

Interest expense

Interest expense was $43,948 for the year ended December 31, 2016 compared to $63,515 for the year ended December 31, 2015.  Interest expense during 2016 consisted of accrued interest on (a) convertible promissory notes of $32,730, (b) a revolving convertible note of $4,375, and (c) notes payable to a related party of $6,843.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was deemed more likely than not, that the net deferred tax assets would not be realized. Since 2009, the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the years ended December 31, 2016 and 2015.

Net loss

The Company’s net loss decreased from $163,834 in 2015 to a loss of $96,438 in 2016 due to the factors described above.

Liquidity and Capital Resources

At December 31, 2016, the corporate shell company had $349 of cash and a working capital deficiency of $1,570,364.

Operating Cash Flows

Operating activities used $76,886 in cash during the 2016 fiscal year compared to using $134,140 during the 2015 fiscal year.

Investing Cash Flows

There were no investing transactions during the years ended December 31, 2016 and 2015.

Financing Cash Flows

Financing cash flow activities for the year ended December 31, 2016 consisted of; (1) an increase in short-term notes payable of $46,000, (2) payments on short-term note payable of $25,213, and (3) an increase in short-term notes payable, shareholder of $36,638 and investor advances of $17,500.  Financing cash activity in 2015 consisted of; (1) a $35,000 advance from a shareholder, (2) $300,000 of payments to Diversified Equities Partners, LLC (“DEP”), repaying $250,000 on a revolving note payable, and $50,000 on other shareholder advances, (3) an increase in short-term notes payable of $477,500, (4) payments on short-term note payable of $106,500, and (5) an increase in short-term notes payable, shareholder of $30,450

Debenture Financing

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

At December 31, 2016 and 2015, Debentures totaling $400,000 and $550,000, respectively, were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms. In December 2016, certain debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. Additionally, 13,216 shares were issued to pay $33,041 of accrued interest for non-converting debentures.  The shares were issued in January 2017 and consequently recorded as common stock payable as of December 31, 2016.

Revolving Convertible Note Financing

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2016.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of December 31, 2016 and 2015, respectively.  Interest expense on the revolving convertible note, shareholder was $0 and $14,268 for the years ended December 31, 2016 and 2015, respectively, and is included in accrued expenses.

Note Payable Financing

On April 15, 2015, we established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively.  During the years ended December 31, 2016 and 2015, GCS advanced $46,000 and $477,500 under the promissory note, respectively.

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

As of December 31, 2016, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Trailblazer Resources Inc.

We have audited the accompanying balance sheets of Trailblazer Resources, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Trailblazer Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trailblazer Resources, Inc. as of December 31, 2016 and 2015, the results of their operations, and their cash flows, for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
April 17, 2017

TRAILBLAZER RESOURCES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

Current assets:
Cash	$349	$2,310
Total current assets	349	2,310

Total assets	$349	$2,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$400,000	$550,000
Accounts payable	36,436	20,573
Note payable	523,500	477,500
Advances from shareholders	344,562	327,062
Note payable to shareholder	26,688	15,263
Accrued expenses	239,527	222,032
Total current liabilities	1,570,713	1,612,430

Revolving convertible note, shareholder	-	-
Total liabilities	1,570,713	1,612,430

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,344,290 shares issued and outstanding at
December 31, 2016 and December 31, 2015, respectively	28,344	28,344
Common stock payable	136,194	-
Additional paid-in capital	23,336,789	23,336,789
Accumulated deficit	(25,071,691)	(24,975,253)
Total stockholders' deficit	(1,570,364)	(1,610,120)

Total liabilities and stockholders' deficit	$349	$2,310

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2016

Revenue	$-	$-

Operating expenses:
General and administrative expenses	90,749	100,319
Total operating expenses	90,749	100,319

Loss from operations	(90,749)	(100,319)

Gain on debt extinguishment	38,259	-
Interest expense	(43,948)	(63,515)
	(5,689)	(63,515)

Loss before income tax benefit	(96,438)	(163,834)

Income tax benefit	-	-

Net loss	$(96,438)	$(163,834)

Net loss per common share - basic and diluted	$-	$(0.01)

Weighted average shares outstanding - basic and diluted	28,344,290	28,344,290

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER RESOURCES, INC.
 STATEMENTS OF SHAREHOLDER DEFICIT
For the years ending December 31, 2016 and 2015

	Common Stock		Additional Paid-In	Accumulated	Common Stock	Stockholders’
	Shares	Amount	Capital	Deficit	Payable	Deficit
BALANCE January 1, 2015	28,344,290	$28,344	$23,336,789	$(24,811,419)	$-	$(1,446,286)

Net loss for the year ended December 31, 2015	-	-	-	(163,834)	-	(163,834)

BALANCE – December 31, 2015	28,344,290	$28,344	$23,336,789	$(24,975,253)	$-	(1,610,120)

Convertible notes converted into common stock	-	-	-	-	136,194	136,194

Net loss for the year ended December 31, 2016	-	-	-	(96,438)	-	(96,438)

BALANCE – December 31, 2016	28,344,290	$28,344	$23,336,789	$(25,071,691)	$136,194	(1,570,364)

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER RESOURCES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(96,438)	$(163,834)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on extinguishment of debt	(38,259)	-
Changes in operating assets and liabilities:
Accounts payable	13,863	(33,820)
Accrued expenses	43,948	63,514
Net cash used in operating activities	(76,886)	(134,140)

Cash flows from financing activities:
Increase (decrease) in advances from shareholders, net	17,500	(15,000)
Increase in short-term notes payable	46,000	477,500
Payments on note payable to shareholder	(25,213)	(106,500)
Increase in short-term notes payable, shareholder	36,638	30,450
Payments on revolving convertible note, shareholder	-	(250,000)
Net cash provided by financing activities	74,925	136,450

Net decrease in cash and cash equivalents	(1,961)	2,310
Cash and cash equivalents:
Beginning of period	2,310	-
End of period	$349	$2,310

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Conversion of common stock and accrued interest into common stock	$174,453	$-

The accompanying notes are an integral part of these financial statements.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2016 and 2015.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company’s remaining open tax years subject to examination include the years ended December 31, 2010 through 2016.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Advertising Expense

The Company expenses advertising costs as incurred.  The Company had no advertising expense during the years ended December 31, 2016 and 2015, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments included on the balance sheet include cash, accounts payable, and debt. Fair values of accounts payable and cash were assumed to approximate cost or carrying values.

At December 31, 2016 and 2015, it is deemed impracticable to estimate the fair value of the Company’s debt, as (a) quoted market prices are not available, and (b) the debt involves a related party. A valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of the debt held by the Company.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss).  Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities.  For the years ended December 31, 2016 and 2015, there were no adjustments to net loss to arrive at comprehensive loss.

Reclassifications

Certain items previously reported were reclassified for consistency with the current presentation.

Recent Accounting Pronouncements

The Company has no operations during the periods presented. Therefore, no new accounting standards issued or effective during the year ended December 31, 2016 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.   Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2016, the Company had a working capital deficiency of $1,570,364 and an accumulated deficit of $25,071,691, and reported a net loss for the year then ended of $96,438.

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

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

The private placement was closed on December 14, 2008.  Debentures in the aggregate principal amount of $6,370,000 were sold which included the issuance of 2,548,000 Warrants (expired).  The Debentures are considered to be conventional convertible debt.

All outstanding Debentures, totaling $400,000 and $550,000 at both December 31, 2016 and 2015, respectively, are past their maturity dates and are currently due on demand. The effective annual interest rate for both of the years ended December 31, 2016 and 2015 was 6%.

In December 2016, certain debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. The shares were issued in January 2017 and consequently recorded as common stock payable as of December 31, 2016. Accrued interest payable as of December 31, 2016 and 2015 amounted to $133,217 and $124,939, respectively.

Note 4.  Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the years ended December 31, 2016 and 2015, GCS advanced $46,000 and $477,500 under the promissory note, respectively.

Note 5.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. At December 31, 2016 and 2015, $344,562 and $327,062, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. Included in the balance in each year is a $125,000 advance bearing a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at December 31, 2016 and 2015 are non-interest bearing and due upon demand.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with DEP as described in Note 7, Revolving Convertible Note, Shareholder.

During 2015, the Company repaid $50,000 of shareholder advances, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable.

During 2016 and 2015, $4,376 and $4,375, of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at December 31, 2016.  All advances are unsecured, non-interest bearing, and due on demand.

Note 6.  Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees.  The Company’s debt to JIMMAR, amounted to $26,668 and $15,263 at December 31, 2016 and 2015, respectively. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or could, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the years ended December 31, 2016 and 2015, the Company made payments aggregating $25,213 and $106,500, respectively. Accrued interest on the note payable to shareholder was $36,026 and $29,183 at December 31, 2016 and 2015, respectively, and is included in accrued expenses.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Note 7.  Revolving Convertible Note, Shareholder

On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2016. DEP waived its right to call payment on the loan if all accrued interest was paid prior to February 21, 2016.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of December 31, 2016 and 2015, respectively. Interest expense on the revolving convertible note, shareholder was $0 and $14,268 for the years ended December 31, 2016 and 2015, respectively, and is included in accrued expenses.

Note 8.  Stockholders’ Equity

Stock Issuances and Warrants

There were no common stock or warrant issuances during the years ended December 31, 2016 and 2015.

Converted Debt ~ Common Stock Payable

There were no shares issued for conversions of debt to equity during the years ended December 31, 2016 and 2015.

However, in December 2016, certain convertible debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. The shares were issued in January 2017 and consequently recorded as common stock payable of $136,194 as of December 31, 2016. The Company recognized $38,259 of gain on extinguishment of debt during the years ended December 31, 2016.

Note 9.  Income Taxes

The income tax provision (benefit) consisted of the following for the years ended December 31, 2016 and 2015:
	Years Ended December 31,
	2016	2015

Current	$—	$—
Deferred	38,000	64,000
Subtotal	38,000	64,000
Change in valuation allowance	38,000	64,000
Income tax expense	$—	$—

At December 31, 2016 and 2015, the Company reviewed all available evidence pertaining to the realization of the Company’s recorded deferred tax assets. The negative evidence available to the Company at December 31, 2016 and 2015 included the Company’s continued significant operating losses recorded through December 31, 2016 and 2015 and the divestiture of the Company’s only operating business on October 31, 2011.  Based on the weighting of the evidence, the Company concluded that a full valuation allowance was needed as of December 31, 2016 and 2015.

TRAILBLAZER RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	December 31,
	2016	2015

Net operating loss carry forwards	$2,184,000	$2,224,000
Other	1,000	1,000
	2,185,000	2,225,000
Valuation allowance	(2,185,000)	(2,225,000)
Net deferred tax asset	$—	$—

As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $5,742,000 expiring in various years from 2028 through 2035. Due to the significant ownership change that occurred with the divestiture of ECC-C on October 21, 2011, these federal operating loss carryforwards will likely be severely limited after a U.S. Internal Revenue Code Section 382 study is performed if the Company becomes profitable in the future.

The reconciliation of the tax provision (benefit) compared at the statutory rate to the effective tax rate is as follows for the years ended December 31:

	Years Ended December 31,
	2016	2015
Expected statutory rate	(34.0)%	(34.0)%
State income tax rate, net of Federal benefit	(5.3)%	(5.3)%
Permanent differences
Other	—%	—%
	(39.3)%	(39.3)%
Valuation allowance	39.3%	39.3%
	—%	—%

Note 10.  Related Party Transactions

During the year ended December 31, 2015, the Company reimbursed its Chief Financial Officer for $16,300 of miscellaneous expenses incurred on behalf of the Company.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of December 31, 2016 and 2015, respectively.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2016 and 2015:

	2016	2015

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(96,438)	$(163,834)
Net loss to common shareholders	$(96,438)	$(163,834)

Weighted average common shares outstanding	28,334,290	28,334,290

Net loss per share from continuing operations	$-	$(0.01)
Basic and diluted net loss per common share	$-	$(0.01)

The following common stock equivalents have been excluded from the diluted per share calculations because they are anti-dilutive:

(1).          At December 31, 2016 and 2015, there were outstanding convertible debentures equivalent to 160,000 and 220,000 common shares, respectively.

(2).          At December 31, 2016 and 2015, there were no outstanding warrant equivalents.

(3).          At December 31, 2016 and 2015, there were no outstanding option equivalents.

(4).          At December 31, 2016 and 2015, there were no outstanding revolving convertible note equivalents.

(5).          At December 31, 2016, there were 69,782 common shares payable to convertible debtholders.

Note 13.  Subsequent Events

On December 8, 2016, the Company entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the letter of intent, the Company will issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intended that the transaction would close within 60 days, unless extended by mutual agreement of both parties. On February 8, 2017, the parties agreed to extend the date by which closing would occur to March 31, 2017. As a condition precedent to closing, the Company will obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. GCS is a financial technology company deploying a proprietary cross-border payment network that enables un-banked or self- banked consumers around the world to transfer money, via computer or mobile device from anywhere in the world using a branded prepaid debit card.

In December 2016, eight of twelve of the Company’s convertible note holders consented to convert $275,000 of their notes payable in exchange for shares of the Company’s common stock at $2.50 per share. Five of these notes, aggregating to $150,000 have conversion dates in December 2016. For the remaining $125,000 of these notes, the noteholders consented to convert their notes upon closing of the GCS transaction. To further facilitate the GCS transaction, the Company's Board of Directors reinstated the original conversion price of $2.50 per share for all unpaid accrued interest payable on the convertible notes. The shares were issued on January 20, 2017 in conjunction with these conversions.  The interest related to the converting debentures was $24,453, which, together with the principal of $150,000, translated to 69,782 shares of stock.  Additionally, 13,216 shares were issued to pay $33,041 of accrued interest for non-converting debentures.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2016, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2016, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2016.

As a result of our material weakness described below, management has concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2016:

•	With the Company operating as a shell company, there is a lack of segregation of duties within the accounting and financial reporting process.
•	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officers must rely on such documentation.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2016, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.	Executive Compensation.

The following table sets forth information regarding the remuneration of our principal executive officer and any executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years:
Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Mark Huelskamp, Interim Chief Executive Officer	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-
Samuel Fairchild, Former Chief Executive Officer	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-
Bob A. Varma, Interim Chief Financial Officer	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

Outstanding Equity Awards at 2016 Year End

There were no outstanding equity awards at December 31, 2016.

Director Compensation

During the fiscal year ended December 31, 2016, we did not pay any compensation to our directors.

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

As of December 31, 2016, there were no outstanding options or other awards under the Stock Incentive Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock on March 31, 2017 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current directors and executive officers.  Shares of common stock subject to  warrants currently exercisable or exercisable within 60 days of March 31, 2017 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

(2)	Based on 28,427,288 shares of common stock outstanding as of March 31, 2017.

Changes in Control

On December 7, 2016, we entered into a binding letter of intent to acquire Global CashSpot Corp by issuing the shareholders of that company 37,809,039 shares of our common stock.  Upon the completion of that transaction, the former shareholders of Global CashSpot collectively would own a majority of the outstanding shares of our company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

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

Diversified Equity Partners, LLC. On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2016. DEP waived its right to call payment on the loan if all accrued interest was paid prior to February 21, 2016. During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS.

JIMMAR Consulting, Inc. Consulting Agreement. In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees on an hourly basis, plus the Company agreed to issue shares of the Company's common stock as follows: 5,000 shares on August 31, 2013, 5,000 shares on November 30, 2013, and 10,000 shares on March 15, 2014. The 20,000 shares were issued to JIMMAR in April 2014. Based on the share price of the stock at the date of the revised consulting agreement, the stock to be issued was valued at $0.35 per share, for an aggregate value of $7,000. This amount has been expensed over the service period, resulting in additional expense of $0 and $2,187 during the years ended December 31, 2014 and 2013, respectively. The Company also formally acknowledged its existing debt to JIMMAR, which amounted to $26,688 and $15,263 at December 31, 2016 and 2015, respectively. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest is to be paid in cash, or may, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. During the years ended December 31, 2016 and 2015, the Company made payments aggregating $25,213 and $106,500, respectively. Accrued interest on the note payable to shareholder was $36,026 and $29,183 at December 31, 2016 and 2015, respectively, and is included in accrued expenses on the accompanying balance sheet.

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

Fees paid to our principal accountants, KLJ & Associates, LLP (“KLJ”), for the fiscal years ended December 31, 2016 and 2015, respectively, were as follows:

	Year Ended December 31,
	2016	2015
Audit fees (1)	$23,500	$23,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$23,500	$23,500

(1)
The amount billed or to be billed to us for professional services related to the audit of our annual financial statements for the years ended December 31, 2016 and 2015 and included reviews of our quarterly reports on Form 10-Q.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence.  The Board of Directors pre-approves all services to be provided to our Company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors for 2016 and 2015 were pre-approved by the Board of Directors.

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
101*
Financial statements from the Annual Report on Form 10-K of Trailblazer Resources, Inc. for the fiscal year ended December 31, 2016, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

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

TRAILBLAZER RESOURCES, INC.

Dated: April 17, 2017	By:	/s/ Mark Huelskamp
Mark Huelskamp, Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Huelskamp	Interim Chief Executive Officer	April 17, 2017
Mark Huelskamp	and Director

/s/ Bob A. Varma	Interim Chief Financial Officer	April 17, 2017
Bob A.Varma	and Director