Form 10-Q
period 2017-03-31
TRAILBLAZER RESOURCES INC.
filed 2017-05-15
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  28,427,288 shares as of May 10, 2017.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
March 31, 2017

TRAILBLAZER RESOURCES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$229	$349
Total current assets	229	349

Total assets	$229	$349

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$400,000	$400,000
Accounts payable	57,968	36,436
Note payable	542,500	523,500
Advances from shareholders	344,562	344,562
Note payable to shareholder	26,688	26,688
Accrued expenses	214,536	239,527
Total current liabilities	1,586,254	1,570,713

Revolving convertible note, shareholder	-	-
Total liabilities	1,586,254	1,570,713

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 28,427,288 and 28,344,290 shares issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	28,427	28,344
Common stock payable	-	136,194
Additional paid-in capital	23,523,121	23,336,789
Accumulated deficit	(25,137,573)	(25,071,691)
Total stockholders' deficit	(1,586,025)	(1,570,364)
Total liabilities and stockholders' deficit	$229	$349

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended March 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative expenses	40,652	42,541
Total operating expenses	40,652	42,541

Loss from operations	(40,652)	(42,541)

Loss on extinguishment of debt	(17,180)	-
Interest expense	(8,049)	(10,686)
	(25,229)	(10,686)

Loss before income tax benefit	(65,881)	(53,227)

Income tax benefit	-	-

Net loss	$(65,881)	$(53,227)

Net loss per common share - basic and diluted	$-	$-

Weighted average shares outstanding - basic and diluted	28,411,611	28,344,290

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(65,881)	$(53,227)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on extinguishment of debt	17,180	-
Changes in operating assets and liabilities:
Accounts payable	21,532	(668)
Accrued expenses	8,049	10,687
Net cash used in operating activities	(19,120)	(43,208)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in short-term notes payable	19,000	46,000
Payments on note payable to shareholder	-	(20,213)
Increase in short-term notes payable, shareholder	-	16,650

Net cash provided by financing activities	19,000	42,437

Net decrease in cash and cash equivalents	(120)	(771)
Cash and cash equivalents:
Beginning of period	349	2,310
End of period	$229	$1,539

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accounts payable paid directly by certain shareholders as advances	$-	$-
Conversion of common stock and accrued interest into common stock	$33,041	$-

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

The Company has no operations during the period presented. Therefore, no new accounting standards issued or effective during the three months ended March 31, 2017 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2017, the Company had a working capital deficiency of $1,586,025 and an accumulated deficit of $25,137,573 and had incurred a net loss of $65,881 for the three months ended March 31, 2017.

The Company has limited financial resources, has been unprofitable since its inception and currently has no source of revenue generating activities. These factors raise substantial doubt about its ability to continue as a going concern. Management plans to rely on advances from certain shareholders and/or additional borrowing from Global CashSpot Corp to fund its ongoing obligations; however, there is no guarantee that the Company will be able to obtain an adequate amount of funding. If the Company is unable to obtain the necessary funding, the Company may need to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

All outstanding Debentures, totaling $400,000 at both March 31, 2017 and December 31, 2016, are past their maturity dates and are currently due on demand.

In December 2016, certain debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. The shares were issued in January 2017 and consequently recorded as common stock payable as of December 31, 2016. In addition, debenture holders converted $33,041 in accrued interest payable to 13,216 shares of common stock which were issued in January 2017.

Accrued interest payable as of March 31, 2017 and December 31, 2016 amounted to $106,159 and $133,217, respectively.

Note 4. Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000.  The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the three months ended March 31, 2017 and 2016, GCS advanced $19,000 and $46,000 under the promissory note, respectively. Outstanding borrowings under this promissory note were $542,500 and $523,500 at March 31, 2017 and December 31, 2016, respectively.

Note 5.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of both March 31, 2017 and December 31, 2016, $327,062, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. Included in the balance in each year is a $125,000 advance bearing a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at March 31, 2017 and December 31, 2016 are non-interest bearing and due upon demand.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with Diversified Equities Partners, LLC (DEP) as described in Note 7. Revolving Convertible Note, Shareholder.

During 2015, the Company repaid $50,000 of shareholder advances, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable.

During the three months ended March 31, 2017, $1,079 and $1,099, of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at March 31, 2017.  Accrued interest payable as of March 31, 2017 and December 31, 2016 amounted to $22,104 and $21,024, respectively. All advances are unsecured, non-interest bearing, and due on demand.

Note 6.  Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees.  The Company’s debt to JIMMAR, amounted to $26,668 at March 31, 2017 and December 31, 2016. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or could, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share.  Accrued interest on the note payable to shareholder was $37,013 and $36,026 at March 31, 2017 and December 31, 2016, respectively, and is included in accrued expenses.

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

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of March 31, 2017 and December 31, 2016. No interest was accrued in the three months ended March 31, 2017 and 2016.

Note 8.  Stockholders’ Equity

Stock Issuances and Warrants

In December 2016, five convertible debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. The shares were issued in January 2017 and consequently recorded as common stock payable of $136,194 as of December 31, 2016. In addition, debenture holders converted $33,041 in accrued interest payable to 13,216 shares of common stock which were issued in January 2017. As of January 20, 2017, 82,998 shares have been issued in conjunction with these conversions and related accrued interest.

There were no common stock or warrant issuances during the three months ended March 31, 2016.

Stock Issuances and Warrants

There were no common stock or warrant issuances during the three months ended March 31, 2017 and 2016.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three months ended March 31, 2017 and 2016:

	Three Months	Three Months
	Ended	Ended
	March 31, 2017	March 31, 2016

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(65,881)	$(53,227)
Net loss to common shareholders	$(65,881)	$(53,227)

Weighted average common shares outstanding	28,411,611	28,334,290

Net loss per share from continuing operations	$-	$-
Basic and diluted net loss per common share	$-	$-

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At March 31, 2017 and 2016, there were outstanding convertible debentures equivalent to 160,000 and 220,000 common shares.

(2)	At March 31, 2017 and 2016, there were no outstanding warrant equivalents.

(3)	At March 31, 2017 and 2016, there were no outstanding options equivalents.

(4)	At March 31, 2017 and 2016, there were no outstanding revolving convertible note equivalents.

Note 10.  Subsequent Events

Letter of Intent

On December 8, 2016, the Company entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the letter of intent, the Company will issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intended that the transaction would close within 60 days, unless extended by mutual agreement of both parties. On February 8, 2017, the parties agreed to extend the date by which closing would occur to March 31, 2017. As a condition precedent to closing, the Company will obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. Subsequent to March 31, 2017, the Company and GCS have mutually agreed to extend the closing date to June 30, 2017 to allow GCS to satisfy remaining due diligence and compliance issues. GCS is a Financial Technology Company (Fintech) deploying a proprietary card-to-card global money transfer technology that is anticipated to enable more than 2 billion consumers around the world (approximately 80 million in the U.S.), who are un-banked, severely under-banked or self- banked to transfer money card-to-card-cross-border, real-time, any-time from any computer or mobile device from anywhere in the world, using a MasterCard® branded Global CashSpot® pre-paid debit card.

Share cancellation

In April 2017, the company cancelled and returned to treasury 3,375,000 shares of its common stock.  Since the shares had been issued in contemplation of a transaction that was not consummated because of third party failure to meet due diligence requirements, cancellation of the shares was warranted.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should” or “anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed April 17, 2017, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

We have identified the accounting policies that we consider critical in Note 1 “Nature of Business and Significant Accounting Policies” of the notes to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.  The accounting policies and estimates described in that report are contained in Note 1 “Nature of Business and Significant Accounting Policies,” of the notes to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, which includes a discussion of the policies identified in this report and other significant accounting policies and should be read in conjunction with this report.

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

The three months ended March 31, 2017 compared to the three months ended March 31, 2016.

General and administrative expenses

Total general and administrative expenses were $40,652 and $42,541 for the three months ended March 31, 2017 and 2016, respectively, consisting of legal, accounting and other professional fees. The nominal decrease is due to lower legal and accounting costs associated with efforts to become current in the Company’s SEC filings compared to the prior year.

Loss from operations

The Company’s net loss from operations was $40,652 and $42,541 for the three months ended March 31, 2017 and 2016, respectively. The decrease in our net loss from operations was due to lower general and administrative costs and consulting expenses in the current year as discussed above.

Loss on extinguishment of debt

The Company recognized $17,180 and $0 of loss on extinguishment of debt during the three months ended March 31, 2017 and 2016, respectively. The 2017 loss arose as a result of the certain convertible noteholders exchanging accrued interest from convertible debt of $33,041 in exchange for shares of company common stock with an aggregate fair market value of $50,221 on the respective conversion dates in January 2017.

Interest expense

Interest expense was $8,049 for the three months ended March 31, 2017 compared to $10,686 for the three months ended March 31, 2016.  Interest expense during the three months ended March 31, 2017 and 2016 consisted of accrued interest on (a) convertible promissory notes of $5,983 and $8,205, (b) a revolving convertible note of $1,079 and $1,088, and (c) notes payable to a related party of $987 and $1,393, respectively.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three months ended March 31, 2017 and 2016.

Net loss

The Company’s net loss was $65,881 for the three months ended March 31, 2017, compared to $53,227 for the three months ended March 31, 2016, due to the factors described above.

Liquidity and Capital Resources

At March 31, 2017, the corporate shell company had cash of $229 and a working capital deficiency of $1,586,025 as compared to cash of $349 and a working capital deficiency of $1,570,364 at December 31, 2016. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $19,120 and $43,208 during the three months ended March 31, 2017 and 2016, respectively. All operating cash was used to pay various accounts payable and other accrued expenses.

Investing Cash Flows

There were no investing transactions during the three months ended March 31, 2017 and 2016.

Financing Cash Flows

Financing cash flow activities for the three months ended March 31, 2017 and 2016 consisted of: (1) an increase in short-term notes payable of $19,000 and $46,000, (2) payments on short-term note payable of $0 and $20,213, and (3) an increase in short-term notes payable, shareholder of $0 and $16,650, respectively.

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

At March 31, 2017 and December 31, 2016, Debentures totaling $400,000 were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms. In December 2016, certain debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. Additionally, 13,216 shares were issued to pay $33,041 of accrued interest for non-converting debentures in January 2017.  The shares were issued in January 2017.

Revolving Convertible Note Financing

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of March 31, 2017.

During 2016, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of March 31, 2017 and December 31, 2016, respectively.

Note Payable Financing

On April 15, 2015, we established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively.  During the three months ended March 31, 2017, GCS advanced $19,000 under the promissory note. Outstanding borrowings under this promissory note were $542,500 and $523,500 at March 31, 2017 and December 31, 2016, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of March 31, 2017, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2016, filed April 17, 2017.

Notwithstanding the material weaknesses that existed as of March 31, 2017, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, we issued 69,782 shares of common stock as payment of $150,000 in outstanding principal and $24,453 of accrued interest on our convertible Debentures to five accredited investor Debenture holders.  In addition, we issued 13,216 shares to pay $33,041 of accrued interest to six other accredited investor Debenture holders who did not convert their Debentures into shares.  No underwriters were used in the above stock transactions.  We relied upon the exemption from registration contained in Section 4(a)(2) and/or Rule 506 as to all of the transactions as the investors were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business or were accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in all of the above transactions.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended March 31, 2017, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: May 15, 2017	By:	/s/ Mark Huelskamp
Mark Huelskamp, Interim Chief Executive Officer and Director

Dated: May 15, 2017	By:	/s/ Bob A. Varma
Bob A. Varma, Interim Chief Financial Officer and Director