Form 10-Q
period 2017-06-30
TRAILBLAZER RESOURCES INC.
filed 2018-01-26
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  25,052,288 shares as of January 5, 2108.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
June 30, 2017

TRAILBLAZER RESOURCES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$109	$349
Total current assets	109	349

Total assets	$109	$349

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$400,000	$400,000
Accounts payable	63,887	36,436
Note payable	580,087	523,500
Advances from shareholders	344,562	344,562
Note payable to shareholder	26,688	26,688
Accrued expenses	222,608	239,527
Total current liabilities	1,637,832	1,570,713

Revolving convertible note, shareholder	-	-
Total liabilities	1,637,832	1,570,713

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 25,052,288 and 28,344,290 shares issued and
outstanding at June 30, 2017 and December 31, 2016, respectively	25,052	28,344
Common stock payable	-	136,194
Additional paid-in capital	23,526,495	23,336,789
Accumulated deficit	(25,189,270)	(25,071,691)
Total stockholders' deficit	(1,637,723)	(1,570,364)

Total liabilities and stockholders' deficit	$109	$349

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016		2017	2016

Revenue	$-	$		$-	$-
			-
Operating expenses:
General and administrative expenses	43,627		8,045	84,279	50,586
Total operating expenses	43,627		8,045	84,279	50,586

Loss from operations	(43,627)		(8,045)	(84,279)	(50,586)

Loss on extinguishment of debt	-		-	(17,180)	-
Interest expense	(8,072)		(10,874)	(16,121)	(21,560)
Total other loss	(8,072)		(10,874)	(33,301)	(21,560)

Loss before income tax benefit	(51,699)		(18,919)	(117,580)	(72,146)

Income tax benefit	-			-	-
			-
Net loss	$(51,699)		$(18,919)	$(117,580)	$(72,146)

Net loss per common share - basic and diluted	$-		$-	$-	$-

Weighted average shares outstanding - basic and diluted	25,127,288		28,344,290	26,778,609	28,344,290

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(117,580)	$(72,146)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on extinguishment of debt	17,180	-
Changes in operating assets and liabilities:
Accounts payable	27,451	2,352
Accrued expenses	16,121	21,561
Net cash used in operating activities	(56,828)	(48,233)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in advances from shareholders, net	-	-
Increase in short-term notes payable	56,588	46,000
Payments on note payable to shareholder	-	(20,213)
Increase in short-term notes payable, shareholder	-	20,775

Net cash provided by financing activities	56,588	46,562

Net decrease in cash and cash equivalents	(240)	(1,671)
Cash and cash equivalents:
Beginning of period	349	2,310
End of period	$109	$639

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accrued interest paid with common stock	$33,041	$-

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

The Company has no operations during the period presented. Therefore, no new accounting standards issued or effective during the six months ended June 30, 2017 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.   Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2017, the Company had a working capital deficiency of $1,637,723 and an accumulated deficit of $25,189,270 and had incurred a net loss of $117,580 for the six months ended June 30, 2017.

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

Prior to July 2, 2013, the Debentures provided holders the option to convert any accrued interest owed to them at $2.50 per share. On July 2, 2013, the Company's Board of Directors amended the conversion price to be the average of the trading price of the shares for the 21 trading days preceding each conversion date and retroactively adjusted all previously accrued interest conversions since the original maturity dates in 2011.  Beginning with interest accrued for the quarter ended June 30, 2014, the conversion price reverted back to $2.50 per share.

Since the Debentures were convertible at the option of the holders, Debentures were converted at various times since their dates of issuance.  All outstanding Debentures, totaling $400,000 at both June 30, 2017 and December 31, 2016, are held by seven holders, are past their maturity dates and are currently due on demand.  Such Debentures continue to accrue interest at the rate of 6% per annum.

In December 2016, five debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. The shares were issued in January 2017 and consequently recorded as common stock payable as of December 31, 2016.

In addition, six of the seven holders who hold outstanding Debentures converted $33,041 in accrued interest payable to 13,216 shares of common stock which were issued in January 2017.

Interest expense for the six months ended June 30, 2017 and 2016 amounted to $11,967 and $16,364, respectively. Accrued interest payable as of June 30, 2017 and December 31, 2016 amounted to $112,142 and $133,217, respectively.

We evaluated the financing transactions in accordance with ASC Topic 470,Debt with Conversion and Other Options, and determined that the convertible note is considered stock-settled debt and the contingent beneficial conversion option provisions do not apply as resets in stock price subsequently occur.

Note 4.  Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000.  The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016 respectively and to $580,087 in June 2017, During the six months ended June 30, 2017 and 2016, GCS advanced $56,588 and $46,000 under the promissory note, respectively, primarily for operational and professional fees. Outstanding borrowings under this promissory note were $580,087 and $523,500 at June 30, 2017 and December 31, 2016, respectively.

Note 5.   Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of both June 30, 2017 and December 31, 2016, $344,562, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. Included in the balance in each year is a $125,000 advance bearing a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at June 30, 2017 and December 31, 2016 are non-interest bearing and due upon demand.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with Diversified Equities Partners, LLC (DEP) as described in Note 7. Revolving Convertible Note, Shareholder.

During 2015, the Company repaid $50,000 of shareholder advances, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable.

During the six months ended June 30, 2017 and 2016, $2,171 and $2,170, of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at June 30, 2017.  Accrued interest payable as of June 30, 2017 and December 31, 2016 amounted to $23,195 and $21,024, respectively. All advances are unsecured, non-interest bearing, and due on demand.

Note 6.   Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees. The Company’s debt to JIMMAR, amounted to $26,668 at June 30, 2017 and December 31, 2016. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or could, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. Accrued interest on the note payable to shareholder was $38,011 and $36,026 at June 30, 2017 and December 31, 2016, respectively, and is included in accrued expenses.

Note 7.   Revolving Convertible Note, Shareholder

On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of June 30, 2017. DEP waived its right to call payment on the loan if all accrued interest was paid prior to February 21, 2016.

During 2015, the entire $250,000 principal balance of the revolving note was repaid entirely by the proceeds of the note payable from GCS (discussed in Note 4). The accrued interest related to the note payable of $49,260 remains outstanding as of June 30, 2017 and December 31, 2016. There was no interest accrued in the six months ended June 30, 2017 and 2016.

On June 29, 2014, DEP and the Company agreed to eliminate the conversion right contained in the note in exchange for $25,000. We evaluated the financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the Investor Note was afforded the exemption for conventional convertible instruments.

Note 8.   Stockholders’ Equity

Stock Issuances and Warrants

In December 2016, five convertible debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. The shares were issued in January 2017 and consequently recorded as common stock payable of $136,194 as of December 31, 2016. In addition, debenture holders converted $33,041 in accrued interest payable to 13,216 shares of common stock which were issued in January 2017. As of January 20, 2017, 82,998 shares have been issued in conjunction with these conversions and related accrued interest. The fair market value of the shares was $50,221 and the Company recognized $17,180 of loss on extinguishment of debt during the six months ended June 30, 2017.

Share cancellation

In April 2017, the company cancelled and returned to treasury 3,375,000 shares of its common stock.  Since the shares had been issued in contemplation of a transaction that was not consummated because of third party failure to meet due diligence requirements, cancellation of the shares was warranted.

There were no common stock or warrant issuances during the three or six months ended June 30, 2016.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and six months ended June 30, 2017 and 2016:

	Three Months	Three Months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(51,699)	$(18,919)	$(117,580)	$(72,146)
Net loss to common shareholders	$(51,699)	$(18,919)	$(117,580)	$(72,146)

Weighted average common shares outstanding	25,127,288	28,334,290	26,778,609	28,334,290

Net loss per share from continuing operations	$-	$-	$-	$-
Basic and diluted net loss per common share	$-	$-	$-	$-

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At June 30, 2017 and 2016, there were outstanding convertible debentures equivalent to 160,000 and 220,000 common shares.

(2)	At June 30, 2017 and 2016, there were no outstanding warrant equivalents.

(3)	At June30, 2017 and 2016, there were no outstanding options equivalents.

(4)	At June 30, 2017 and 2016, there were no outstanding revolving convertible note equivalents.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space furnished on a month by month basis by shareholders.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Note 11.  Subsequent Events

On December 8, 2016, the Company entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the letter of intent, the Company will issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intended that the transaction would close within 60 days, unless extended by mutual agreement of both parties. On February 8, 2017, the parties agreed to extend the date by which closing would occur to March 31, 2017. As a condition precedent to closing, the Company will obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. GCS is a financial technology company deploying a proprietary cross-border payment network that enables un-banked or self- banked consumers around the world to transfer money, via computer or mobile device from anywhere in the world using a branded prepaid debit card. While the March 31, 2017 date has passed, management of the Company is in discussions with GCS.

Shareholder advances

In September and October 2017, a shareholder funded an additional $40,000 for operating expenses and working capital.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

The three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016.

General and administrative expenses

Total general and administrative expenses were $43,627 and $84,279 for the three and six months ended June 30, 2017 compared to $8,045 and $50,586 for the three and six months ended June 30, 2016, consisting of legal, accounting and other professional fees. The increase is due to legal and accounting costs associated with efforts to become current in the Company’s SEC filings compared to the respective prior year period.

Loss from operations

The Company’s net loss from operations was $43,627 and $84,279 for the three and six months ended June 30, 2017, respectively, compared to $8,045 and $50,586 for the three and six months ended June 30, 2017 and 2016, respectively, due to the factors described above.

Loss on extinguishment of debt

The Company recognized $0 and $17,180 of loss on extinguishment of debt during the three and six months ended June 30, 2017, respectively. The 2017 loss arose as a result of the certain convertible noteholders exchanging accrued interest from convertible debt of $33,041 in exchange for shares of company common stock with an aggregate fair market value of $50,221 on the respective conversion dates in January 2017.

Interest expense

Total interest expense was $8,072 and $16,121 for the three and six months ended June 30, 2017, respectively, compared to $10,874 and $21,560 for the three and six months ended June 30, 2016, respectively.

 Interest expense for the three and six months ended June 30, 2017 includes interest expense on convertible notes payable of $5,983 and $11,967, respectively, compared to $8,205 and $16,410, for the three and six months ended June 30, 2016.

Interest expense during the three and six months ended June 30, 2017 included $1,091 and $2,169 respectively, compared to $1,088 and $2,176 for the three and six months ended and June 30, 2016, respectively, of interest incurred on the interest on advances from shareholders, all of whom are related parties.

The Company also incurred interest expense of $998 and $1,985 for the three and six months ended June 30, 2017, compared to $1,581 and $2,974 for the six months ended June 30, 2016, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.  Interest expense decreased in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2016 primarily due to reduced interest bearing debt amounts resulting from the Company’s repayments on the note payable to shareholder over the past twelve months.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three months ended June 30, 2017 and 2016.

Net loss

The Company’s net loss was $51,699 and $117,580 for the three and six months ended June 30, 2017, respectively, compared to $18,919 and $72,146 for the three and six months ended June 30, 2017 and 2016, respectively, due to the factors described above.

Liquidity and Capital Resources

At June 30, 2017, the corporate shell company had cash of $109 and a working capital deficiency of $1,637,723. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $56,828 and 48,233 during the six months ended June 30, 2017 and 2016, respectively. All operating cash was used to pay various accounts payable and other accrued expenses.

Investing Cash Flows

There were no investing transactions during the six months ended June 30, 2017 and 2016.

Financing Cash Flows

Cash flow provided by financing activities for the six months ended June 30, 2017 and 2016 consisted of: (1) an increase in short-term notes payable of $56,588 and $46,000, (2) payments on short-term note payable of $0 and $20,213, and (3) an increase in short-term notes payable, shareholder of $0 and $20,775, respectively.

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

At June 30, 2017 and December 31, 2016, Debentures totaling $400,000 were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms. In December 2016, certain debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. Additionally, 13,216 shares were issued to pay $33,041 of accrued interest for non-converting debentures in January 2017.  The shares were issued in January 2017.

Revolving Convertible Note Financing

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of June 30, 2017.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of June 30, 2017 and December 31, 2016, respectively.

Note Payable Financing

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the six months ended June 30, 2017 and 2016, GCS advanced $56,588 and $46,000 under the promissory note, respectively. Outstanding borrowings under this promissory note were $580,087 and $523,500 at June 30, 2017 and December 31, 2016, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

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

As of June 30, 2017, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Interim Chief Financial Officer and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2016, filed April 17, 2017.

Notwithstanding the material weaknesses that existed as of June 30, 2017, our Interim Chief Financial Officer and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended June 30, 2017, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: January 26, 2018	By:	/s/ Mark Huelskamp
Mark Huelskamp, Interim Chief Executive Officer and Director

Dated: January 26, 2018	By:	/s/ Bob A. Varma
Bob A. Varma, Interim Chief Financial Officer and Director