Form 10-Q
period 2017-09-30
TRAILBLAZER RESOURCES INC.
filed 2018-02-15
CIK 1119807

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  25,052,288 shares as of February 10, 2018.

TRAILBLAZER RESOURCES, INC.

FORM 10-Q
FOR THE QUARTER ENDED
September 30, 2017

TRAILBLAZER RESOURCES, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$-	$349
Total current assets	-	349

Total assets	$-	$349

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Convertible notes payable	$400,000	$400,000
Accounts payable	96,615	36,436
Note payable	581,222	523,500
Advances from shareholders	344,562	344,562
Note payable to shareholder	26,688	26,688
Accrued expenses	230,769	239,527
Total current liabilities	1,679,856	1,570,713

Revolving convertible note, shareholder	-	-
Total liabilities	1,679,856	1,570,713

Stockholders' deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized, 25,052,288 and 28,344,290 shares issued and outstanding at
September 30, 2017 and December 31, 2016, respectively	25,052	28,344
Common stock payable	-	136,194
Additional paid-in capital	23,526,495	23,336,789
Accumulated deficit	(25,231,403)	(25,071,691)
Total stockholders' deficit	(1,679,856)	(1,570,364)

Total liabilities and stockholders' deficit	$0	$349

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	33,970	11,577	118,249	62,163
Total operating expenses	33,970	11,577	118,249	62,163

Loss from operations	(33,970)	(11,577)	(118,249)	(62,163)

Loss on extinguishment of debt	-	-	(17,180)	-
Interest expense	(8,161)	(11,276)	(24,283)	(32,836)
	(8,161)	(11,276)	(41,463)	(32,836)

Loss before income tax benefit	(42,131)	(22,853)	(159,712)	(94,999)

Income tax benefit	-	-	-	-

Net loss	$(42,131)	$(22,853)	$(159,712)	$(94,999)

Net loss per common share - basic and diluted	$-	$-	$-	$-

Weighted average shares outstanding - basic and diluted	25,052,288	28,344,290	26,196,845	28,344,290

See notes to the condensed unaudited financial statements.

TRAILBLAZER RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(159,712)	$(94,999)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on extinguishment of debt	17,180	-
Changes in operating assets and liabilities:		-
Accounts payable	60,178	8,934
Accrued expenses	24,283	32,837
Net cash used in operating activities	(58,071)	(53,228)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase in short-term notes payable	57,722	46,000
Payments on note payable to shareholder	-	(20,213)
Increase in short-term notes payable, shareholder	-	25,650

Net cash provided by financing activities	57,722	51,437

Net decrease in cash and cash equivalents	(349)	(1,791)
Cash and cash equivalents:
Beginning of period	349	2,310
End of period	$-	$519

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Accrued interest paid with common stock	$33,041	$-

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

The Company has no operations during the period presented. Therefore, no new accounting standards issued or effective during the nine months ended September 30, 2017 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2.  Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2017, the Company had a working capital deficiency of $1,679,855 and an accumulated deficit of $25,231,404 and had incurred a net loss of $159,712 for the nine months ended September 30, 2017.

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

Since the Debentures were convertible at the option of the holders, Debentures were converted at various times since their dates of issuance.  All outstanding Debentures, totaling $400,000 at both September 30, 2017 and December 31, 2016, are held by seven holders, are past their maturity dates and are currently due on demand.  Such Debentures continue to accrue interest at the rate of 6% per annum.

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

Interest expense for the nine months ended September 30, 2017 and 2016 amounted to $18,016 and $24,773, respectively. Accrued interest payable as of September 30, 2017 and December 31, 2016 amounted to $118,192 and $133,217, respectively.

We evaluated the financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the convertible note is considered stock-settled debt and the contingent beneficial conversion option provisions do not apply as resets in stock price subsequently occur.

Note 4. Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively, and to $580,087 as of September 2017. During the nine months ended September 30, 2017 and 2016, GCS advanced $57,722 and $46,000 under the promissory note, respectively, primarily for operations and professional fees. Outstanding borrowings under this promissory note were $581,222 and $523,500 at September 30, 2017 and December 31, 2016, respectively.

Note 5.  Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders.  Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. As of both September 30, 2017 and December 31, 2016, $344,062, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. Included in the balance each year is a $125,000 advance bearing a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at September 30, 2017 and December 31, 2016 are non-interest bearing and due upon demand.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with Diversified Equities Partners, LLC ("DEP") as described in Note 7 - Revolving Convertible Note, Shareholder.

During 2015, the company repaid $50,000 of shareholder advances, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4 - Note Payable.

During the nine months ended September 30, 2017 and 2016, $3,272 and $3,275, respectively, of interest expense was incurred on advances from shareholders, all of which was outstanding and included in accrued expenses at September 30, 2017. Accrued interest payable as of September 30, 2017 and December 31, 2016 amounted to $24,297 and $21,024, respectively. All advances are unsecured and due on demand.

Note 6.  Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company's contract controller at the time, JIMMAR Consulting, Inc. ("JIMMAR"), providing for consulting fees. The Company’s debt to JIMMAR, amounted to $26,668 at September 30, 2017 and December 31, 2016. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or could, at the Company's option, be paid in common shares of the Company's stock, based on a conversion price of $0.37 per share. Accrued interest on the note payable to shareholder was $39,020 and $36,026 at September 30, 2017 and December 31, 2016, respectively, and is included in accrued expenses.

Note 7.  Revolving Convertible Note, Shareholder

On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of September 30, 2017. DEP waived its right to call payment on the loan if all accrued interest was paid prior to February 21, 2016.

During 2015, the entire $250,000 principal balance of the revolving note was repaid entirely by the proceeds of the note payable from GCS (discussed in Note 4). The accrued interest related to the note payable of $49,260 remains outstanding as of September 30, 2017 and December 31, 2016. There was no interest accrued in the nine months ended September 30, 2017 and 2016.

On June 29, 2014, DEP and the Company agreed to eliminate the conversion right contained in the note in exchange for $25,000. We evaluated the financing transactions in accordance with ASC Topic 470, Debt with Conversion and Other Options, and determined that the conversion feature of the Investor Note was afforded the exemption for conventional convertible instruments.

Note 8.  Stockholders’ Equity

Stock Issuances and Warrants

In December 2016, five convertible debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. The shares were issued in January 2017 and consequently recorded as common stock payable of $136,194 as of December 31, 2016. In addition, debenture holders converted $33,041 in accrued interest payable to 13,216 shares of common stock which were issued in January 2017. As of January 20, 2017, 82,998 shares have been issued in conjunction with these conversions and related accrued interest. The fair market value of the shares was $50,221 and the Company recognized $17,180 of loss on extinguishment of debt during the nine months ended September 30, 2017.

Share cancellation

In April 2017, the Company cancelled and returned to treasury 3,375,000 shares of its common stock.  Since the shares had been issued in contemplation of a transaction that was not consummated because of third party failure to meet due diligence requirements, cancellation of the shares was warranted.

There were no common stock or warrant issuances during the nine months ended September 30, 2016.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted loss per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(42,131)	$(22,853)	$(159,712)	$(94,999)
Net loss to common shareholders	$(42,131)	$(22,853)	$(159,712)	$(94,999)

Weighted average common shares outstanding	25,052,288	28,334,290	26,196,845	28,334,290

Net loss per share from continuing operations	$-	$-	$-	$-
Basic and diluted net loss per common share	$-	$-	$-	$-

The following common stock equivalents have been excluded from the diluted per share calculations since they are anti-dilutive:

(1)	At September 30, 2017 and 2016, there were outstanding convertible debentures equivalent to 160,000 and 220,000 common shares.

(2)	At September 30, 2017 and 2016, there were no outstanding warrant equivalents.

(3)	At September 30, 2017 and 2016, there were no outstanding options equivalents.

(4)	At September 30, 2017 and 2016, there were no outstanding revolving convertible note equivalents.

Note 10.  COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An office space is furnished on a month by month basis by shareholders.

The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

Note 11.  Subsequent Events

Global CashSpot

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

Shareholder advances

In October 2017, a shareholder funded an additional $7,000 for operating expenses and working capital.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2017 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties.  These statements may be identified by the use of terminology such as “believes,” “expects,”  “may,” “should,” or “anticipates,” or expressing this terminology negatively or similar expressions or by discussions of strategy.  The cautionary statements made in our Annual Report on Form 10-K, filed January 20, 2017, should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed in this report.  The following discussion should be read in conjunction with the financial statements and the related notes included herein as Item 1.

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

The three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

General and administrative expenses

Total general and administrative expenses were $33,970 and $118,249 for the three and nine months ended September 30, 2017 compared to $11,577 and $62,163 for the three and nine months ended September 30, 2016, consisting of legal, accounting and other professional fees. The increase is due to legal and accounting costs associated with efforts to become current in the Company’s SEC filings compared to the respective prior year period.

Loss from operations

The Company’s net loss from operations was $33,970 and $118,249 for the three and nine months ended September 30, 2017, respectively, compared to $11,577 and $62,163 for the three and nine months ended September 30, 2016, respectively, due to the factors described above.

Loss on extinguishment of debt

The Company recognized $0 and $17,180 of loss on extinguishment of debt during the three and nine months ended September 30, 2017, respectively. The 2017 loss arose as a result of the certain convertible noteholders exchanging accrued interest from convertible debt of $33,041 in exchange for shares of Company common stock with an aggregate fair market value of $50,221 on the issuance date in January 2017.

Interest expense

Total interest expense was $8,161 and $24,283 for the three and nine months ended September 30, 2017, respectively, compared to $11,276 and $32,836 for the three and nine months ended September 30, 2016, respectively.

 Interest expense for the three and nine months ended September 30, 2017 includes interest expense on convertible notes payable of $6,049 and $18,016, respectively, compared to $8,367 and $24,773 for the three and nine months ended September 30, 2016, respectively.

Interest expense during the three and nine months ended September 30, 2017 included $1,103 and $3,272 respectively, compared to $1,100 and $3,272 for the three and nine months ended September 30, 2016, respectively, of interest incurred on the interest on advances from shareholders, all of whom are related parties.

The Company also incurred interest expense of $1,009 and $2,994 for the three and nine months ended September 30, 2017, compared to $1,814 and $4,789 for the three and nine months ended September 30, 2016, respectively, related to the short-term note payable to JIMMAR Consulting, Inc., a shareholder.

 Interest expense decreased in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 primarily due to reduced interest bearing debt amounts, resulting from the Company’s repayments on the note payable to shareholder over the past twelve months.

Income tax benefit

The Company has established a full valuation allowance against its deferred tax assets because the Company believes it is more likely than not, that the net deferred tax assets will not be realized, and therefore, there is no tax provision recorded for the three and nine months ended September 30, 2017 and 2016.

Net loss

The Company’s net loss was $42,131 and $159,712 for the three and nine months ended September 30, 2017, respectively, compared to $22,853 and $94,999 for the three and nine months ended September 30, 2016, respectively, due to the factors described above.

Liquidity and Capital Resources

At September 30, 2017, the corporate shell company had cash of $0 and a working capital deficiency of $1,679,855. These conditions, and the Company's recurring operating losses, raise substantial doubt as to our ability to continue as a going concern.

Operating Cash Flows

Operating cash flows used cash of $58,071 and $53,228 during the nine months ended September 30, 2017 and 2016, respectively. All operating cash was used to pay various accounts payable and other accrued expenses.

Investing Cash Flows

There were no investing transactions during the nine months ended September 30, 2017 and 2016.

Financing Cash Flows

Cash flow provided by financing activities for the nine months ended September 30, 2017 and 2016 consisted of: (1) an increase in short-term notes payable of $57,722 and $46,000, (2) payments on short-term note payable of $0 and $20,213, and (3) an increase in short-term notes payable, shareholder of $0 and $25,650, respectively.

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

At September 30, 2017 and December 31, 2016, Debentures totaling $400,000 were outstanding and currently due.  Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms. In December 2016, certain debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. Additionally, 13,216 shares were issued to pay $33,041 of accrued interest for non-converting debentures in January 2017.  The shares were issued in January 2017.

Revolving Convertible Note Financing

On February 21, 2013; the Company established an unsecured revolving convertible note in the amount of $250,000 with DEP.  Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period.  Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of September 30, 2017.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of September 30, 2017 and December 31, 2016, respectively.

Note Payable Financing

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the three and nine months ended September 30, 2017, GCS advanced $0 and $46,000, under the promissory note, respectively.

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (GCS). Under the terms of the promissory note, GCS has agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note is non-interest bearing, and repayment is due within 60 days following notice of demand by GCS. In the event the Company enters into a business combination with GCS, the promissory note shall be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the nine months ended September 30, 2017 and 2016, GCS advanced $57,722 and $46,000 under the promissory note, respectively. Outstanding borrowings under this promissory note were $581,222 and $523,500 at September 30, 2017 and December 31, 2016, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

As of September 30, 2017, our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Interim Chief Financial Officer and Interim Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure because of the material weakness relating to internal controls that are described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2016, filed April 17, 2017.

Notwithstanding the material weaknesses that existed as of September 30, 2017, our Interim Chief Financial Officer and Interim Chief Executive Officer concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Trailblazer Resources, Inc. for the quarterly period ended September 30, 2017, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Cash Flows; and (iv) the Notes to Financial Statements (7)

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

TRAILBLAZER RESOURCES, INC.

Dated: February 14, 2018	By:	/s/ Mark Huelskamp
Mark Huelskamp, Interim Chief Executive Officer and Director

Dated: February 14, 2018	By:	/s/ Bob A. Varma
Bob A. Varma, Interim Chief Financial Officer and Director