Form 10-K
period 2017-12-31
TRAILBLAZER RESOURCES INC.
filed 2020-06-09
CIK 1119807

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52397

TRAILBLAZER RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0409170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2520 St. Rose Parkway, Suite 319, Henderson, NV	89074
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 787-5439

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data Fail required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,544,300 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,052,288 shares as of May 5, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements”. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

●	the lack of liquidity of our common stock;
●	the availability of capital and sufficiency of our working capital;
●	our ability to identify and acquire a viable business opportunity;
●	our ability to recruit and retain skilled and qualified personnel;
●	the strength and financial resources of our competitors;
●	general economic conditions; and
●	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report.

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

DECEMBER 31, 2017

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

On December 8, 2016, we entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the terms of the letter of intent, we were to issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intended that the transaction would close within 60 days, unless extended by mutual agreement of both parties. On February 8, 2017, the parties agreed to extend the date by which closing would occur to March 31, 2017. As a condition precedent to closing, the Company was to obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. GCS is a financial technology company deploying a proprietary cross-border payment network that enables un-banked or self- banked consumers around the world to transfer money, via computer or mobile device from anywhere in the world using a branded prepaid debit card. The Company abandoned the plans to acquire GCS in early 2018.

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

	Bid Prices ($)
	High	Low
2017 Fiscal Year:
March 31, 2017	$4.09	$2.45
June 30, 2017	$4.05	$1.80
September 30, 2017	$2.50	$0.55
December 31, 2017	$1.99	$0.45

2016 Fiscal Year:
March 31, 2016	$0.80	$0.10
June 30, 2016	$0.82	$0.20
September 30, 2016	$0.925	$0.11
December 31, 2016	$2.75	$0.70

On February 6, 2020, the closing bid price for the common stock was $0.01.

Holders

The number of record holders of our common stock, as of May 5, 2020, was 218 according to our transfer agent.

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

There were no sales of unregistered securities during the quarter ended December 31, 2017.

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

General and administrative expenses

Total general and administrative expenses were $148,104 for the fiscal year ended December 31, 2017 and $90,749 for the fiscal year ended December 31, 2016, consisting of legal, accounting and other professional fees. The increase is due to additional legal and accounting costs associated with efforts to become current in the Company’s SEC filings and impending merger related costs in 2017 compared to 2016.

Loss from operations

The Company’s net loss from operations was $148,104 and $90,749 for the years ended December 31, 2017 and 2016, respectively. The increase in our net loss from operations was due to higher general and administrative costs and consulting expenses in the current year as discussed above.

Gain on extinguishment of debt

The Company recognized a loss on extinguishment debt of $17,180 and a $38,259 gain on extinguishment of debt during the years ended December 31, 2017 and 2016, respectively. The 2017 loss occurred as a result of the conversion of $33,041 of accrued interest for shares of company common stock with a fair value of $50,221 and the prior gain on extinguishment of debt was related to the conversion of certain convertible noteholders exchanging debt of $150,000 and accrued interest of $24,453 in exchange for shares of company common stock with an aggregate fair market value of $136,194 on the respective conversion dates in December 2016.

Interest expense

Interest expense was $32,391 for the year ended December 31, 2017 compared to $43,948 for the year ended December 31, 2016. Interest expense during 2017 and 2016 primarily consisted of accrued interest on (a) convertible promissory notes of $24,000 and $32,730, (b) a revolving convertible note of $4,375 and $4,375, and (c) notes payable to a related party of $4,003 and $6,843, respectively.

Income tax benefit

In 2009, the Company established a full valuation allowance against its deferred tax assets because it was deemed more likely than not, that the net deferred tax assets would not be realized. Since 2009, the Company has continued to record a full valuation allowance and therefore, there is no tax provision recorded for the years ended December 31, 2017 and 2016.

Net loss

The Company’s net loss increased from $96,438 in 2016 to a loss of $197,675 in 2017 due to the factors described above.

Liquidity and Capital Resources

At December 31, 2017, the corporate shell company had no cash and a working capital deficiency of $1,717,817.

Operating Cash Flows

Operating activities used $125,292 in cash during the 2017 fiscal year compared to using $76,886 during the 2016 fiscal year.

Investing Cash Flows

There were no investing transactions during the years ended December 31, 2017 and 2016.

Financing Cash Flows

Financing cash flow activities for the year ended December 31, 2017 consisted of proceeds from a promissory note of $124,943.

Financing cash flow activities for the year ended December 31, 2016 consisted of: (1) an increase in short-term notes payable of $46,000, (2) payments on short-term notes payable to shareholders of $25,213, and (3) an increase in short-term notes payable, shareholder of $36,638 and investor advances of $17,500.

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

At December 31, 2017 and 2016, Debentures totaling $400,000 were outstanding and currently due. Many of the remaining Debenture holders have elected to receive interest in the form of stock, lowering our cash outlays for debt service on the Debentures. Since the Company does not have the capital resources at this time to repay these Debentures, we are working with the Debenture holders in an attempt to convert them to common stock, extend or otherwise renegotiate their terms. In December 2016, certain debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. Additionally, 13,216 shares were issued to pay $33,041 of accrued interest for non-converting debentures. The shares were issued in January 2017 and consequently recorded as common stock payable as of December 31, 2016. The accrued interest expense included in accrued expenses was $124,175 and $133,217 as of December 31, 2017 and 2016, respectively.

Revolving Convertible Note Financing

On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with Diversified Equities Partners, LLC, a shareholder of the Company (“DEP”). Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period. Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2017.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of December 31, 2017 and 2016, respectively.

Note Payable Financing

On April 15, 2015, we established a promissory note in the amount of $250,000 with Global CashSpot Corp (“GCS”). Under the terms of the promissory note, GCS agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note was non-interest bearing, and repayment was to be due within 60 days following notice of demand by GCS. In the event the Company were to enter into a business combination with GCS, the promissory note would be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the years ended December 31, 2017 and 2016, GCS advanced $108,393 and $46,000 under the promissory note, respectively. The balance of the notes payable are $648,443 and $523,500 as of December 31, 2017 and 2016, respectively.

Going Forward

The illiquidity and continuing losses suffered by ECC-C led to its sale to the Mancls in exchange for their shares in the Company. This allows the Company to potentially acquire another business operation, which hopefully will have a greater potential for profitability. The Company will still need to convert, extend or otherwise renegotiate the terms of the Debentures and other financings described above. The Company is relying upon the limited funds provided from shareholders to continue to operate as a public company in good standing while we look for a target business. The Company anticipates that any acquisition with a target company will be consummated primarily through the issuance of the Company’s shares of stock, as we do not have sufficient cash to use for such purposes.

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

As of December 31, 2017, we did not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Trailblazer Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Trailblazer Resources, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, CO

May 8, 2020

TRAILBLAZER RESOURCES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS

Current assets:
Cash	$-	$349
Total current assets	-	349

Total assets	$-	$349

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Convertible notes payable	$400,000	$400,000
Accounts payable	59,260	36,436
Note payable	648,443	523,500
Advances from shareholders	344,562	344,562
Note payable to shareholder	26,688	26,688
Accrued expenses	238,864	239,527
Total current liabilities	1,717,817	1,570,713

Revolving convertible note, shareholder	-	-
Total liabilities	1,717,817	1,570,713

Stockholders’ deficit:

Common stock - $.001 par value; 100,000,000 shares authorized, 25,052,288 and 28,344,290 shares issued and outstanding at December 31, 2017 and 2016, respectively	25,052	28,344
Common stock payable	-	136,194
Additional paid-in capital	23,526,497	23,336,789
Accumulated deficit	(25,269,366)	(25,071,691)
Total stockholders’ deficit	(1,717,817)	(1,570,364)

Total liabilities and stockholders’ deficit	$-	$349

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER RESOURCES, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative expenses	148,104	90,749
Total operating expenses	148,104	90,749

Loss from operations	(148,104)	(90,749)

Gain/loss on debt extinguishment	(17,180)	38,259
Interest expense	(32,391)	(43,948)
	(49,571)	(5,689)

Loss before income tax benefit	(197,675)	(96,438)

Income tax benefit	-	-

Net loss	$(197,675)	$(96,438)

Net loss per common share - basic and diluted	$(0.01)	$-

Weighted average shares outstanding - basic and diluted	25,908,354	28,344,290

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER RESOURCES, INC.

STATEMENTS OF SHAREHOLDER DEFICIT

For the years ending December 31, 2017 and 2016

	Common Stock		Additional Paid-In	Accumulated	Common Stock	Stockholders’
	Shares	Amount	Capital	Deficit	Payable	Deficit
BALANCE January 1, 2016	28,344,290	$28,344	$23,336,789	$(24,975,253)	$-	$(1,610,120)

Convertible notes converted into common stock					136,194	136,194

Net loss for the year ended December 31, 2016	-	-	-	(96,438)	-	(96,438)

BALANCE – December 31, 2016	28,344,290	$28,344	$23,336,789	$(25,071,691)	$136,194	(1,570,364)

Convertible notes converted into common stock	82,998	83	186,333	-	(136,194)	50,222

Canceled shares	(3,375,000)	(3,375)	3,375	-	-	-

Net loss for the year ended December 31, 2017	-	-	-	(197,675)	-	(197,675)

BALANCE – December 31, 2017	25,908,354	$25,052	$23,526,497	$(25,269,366)	$-	(1,717,817)

The accompanying notes are an integral part of these financial statements.

TRAILBLAZER RESOURCES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(197,675)	$(96,438)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on extinguishment of debt	17,180	(38,259)
Changes in operating assets and liabilities:
Accounts payable	22,824	13,863
Accrued expenses	32,379	43,948
Net cash used in operating activities	(125,292)	(76,886)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Increase (decrease) in advances from shareholders, net	-	17,500
Increase in short-term notes payable	-	46,000
Payments on note payable to shareholder	-	(25,213)
Increase in short-term notes payable, shareholder	124,943	36,638
Net cash provided by financing activities	124,943	74,925

Net decrease in cash and cash equivalents	(349)	(1,961)
Cash and cash equivalents:
Beginning of period	349	2,310
End of period	$-	$349

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities:
Conversion of common stock and accrued interest into common stock	$-	$174,453

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2017 and 2016. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company’s remaining open tax years subject to examination include the years ended December 31, 2010 through 2017.

TRAILBLAZER RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

Advertising Expense

The Company expenses advertising costs as incurred. The Company had no advertising expense during the years ended December 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments included on the balance sheet include cash, accounts payable, and debt. Fair values of accounts payable and cash were assumed to approximate cost or carrying values.

At December 31, 2017 and 2016, it is deemed impracticable to estimate the fair value of the Company’s debt, as (a) quoted market prices are not available, and (b) the debt involves a related party. A valuation model necessary to estimate the fair value has not been developed, and the cost of obtaining an independent valuation is deemed excessive in relation to the value of the debt held by the Company.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended December 31, 2017 and 2016, there were no adjustments to net loss to arrive at comprehensive loss.

Reclassifications

Certain items previously reported were reclassified for consistency with the current presentation.

Recent Accounting Pronouncements

The Company has no operations during the periods presented. Therefore, no new accounting standards issued or effective during the year ended December 31, 2017 had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 2. Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with GAAP, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2017, the Company had a working capital deficiency of $1,717,817 and an accumulated deficit of $25,269,366, and reported a net loss for the year then ended of $197,675.

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

TRAILBLAZER RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

All outstanding Debentures, totaling $400,000 at both December 31, 2017 and 2016, are past their maturity dates and are currently due on demand. The effective annual interest rate for both of the years ended December 31, 2017 and 2016 was 6%. As the current stock price is below the exercise price, the Debentures are out of the money; therefore no Beneficial conversion feature and gain or loss would be recorded upon a conversion.

In December 2016, certain debenture holders converted $150,000 in outstanding principal and $24,453 in accrued interest payable to 69,782 shares of common stock. The shares were issued in January 2017 and consequently recorded as common stock payable as of December 31, 2016. Additionally, 13,216 shares were issued to pay $33,041 of accrued interest for non-converting debentures in the year ended December 31, 2017. Accrued interest payable included in accrued expenses was $124,175 and $133,217 as of December 31, 2017 and 2016, respectively.

Note 4. Note Payable

On April 15, 2015, the Company established a promissory note in the amount of $250,000 with Global CashSpot Corp (“GCS”). Under the terms of the promissory note, GCS agreed to advance the Company funds up to $250,000 to fund accounting, legal and other operating costs. The unsecured promissory note was non-interest bearing, and repayment was to be due within 60 days following notice of demand by GCS. In the event the Company were to enter into a business combination with GCS, the promissory note would be deemed paid in full. In September 2015, the Company and GCS agreed to amend the promissory note, increasing its amount to $350,000. The borrowing amount was further increased to $515,000 and $523,500 in February and August 2016, respectively. During the years ended December 31, 2017 and 2016, GCS advanced $124,943 and $46,000 under the promissory note, respectively. The balance of the notes payable are $648,443 and $523,500 as of December 31, 2017 and 2016, respectively.

Note 5. Advances From Shareholders

Subsequent to the divestiture of the Company’s operating entity (ECC-C) on October 21, 2011, the Company’s operating expenses have been funded primarily by advances from certain shareholders. Going forward, the Company will continue to incur ongoing professional fees in connection with being a public company. At December 31, 2017 and 2016, $344,562, is owed to certain shareholders who have made unsecured advances to the Company to fund operations. Included in the balance in each year is a $125,000 advance bearing a 3.5% interest rate, and is due upon demand. The remaining shareholder advance balances at December 31, 2017 and 2016 are non-interest bearing and due upon demand.

On February 21, 2013, the Company established a revolving convertible line of credit arrangement in the amount of $250,000 with DEP as described in Note 7, Revolving Convertible Note, Shareholder.

During 2015, the Company repaid $50,000 of shareholder advances, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable.

During 2017 and 2016, $4,375 of interest expense was incurred on the $125,000 advance from shareholders, all of which $25,400 and $21,025 accrued interest was outstanding and included in accrued expenses at December 31, 2017 and 2016, respectively. All other advances are unsecured, non-interest bearing, and due on demand.

Note 6. Note Payable to Shareholder

In July 2013, the Company entered into a revised consulting agreement with the Company’s contract controller, JIMMAR Consulting, Inc. (“JIMMAR”), providing for consulting fees. The Company’s debt to JIMMAR, amounted to $26,668 at December 31, 2017 and 2016. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or could, at the Company’s option, be paid in common shares of the Company’s stock, based on a conversion price of $0.37 per share. During the years ended December 31, 2016, the Company received advances of $36,638 offset against payments of $25,213 for net advances of $11,425. Accrued interest on the note payable to shareholder was $35,228 and $31,225 at December 31, 2017 and 2016, respectively, and is included in accrued expenses.

TRAILBLAZER RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 7. Revolving Convertible Note, Shareholder

On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with Diversified Equities Partners, LLC, a shareholder (“DEP”). Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period. Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2017.

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of December 31, 2017 and 2016, respectively.

Note 8. Stockholders’ Equity

Stock Issuances and Warrants

There were no common stock or warrant issuances during the years ended December 31, 2017 and 2016.

Converted Debt ~ Common Stock Payable

In December 2016, eight of twelve of the Company’s convertible note holders consented to convert $275,000 of their notes payable in exchange for shares of the Company’s common stock at $2.50 per share. Five of these notes, aggregating to $150,000 have conversion dates in December 2016. For the remaining $125,000 of these notes, the noteholders consented to convert their notes upon closing of the GCS transaction. To further facilitate the GCS transaction, the Company’s Board of Directors reinstated the original conversion price of $2.50 per share for all unpaid accrued interest payable on the convertible notes. The shares were issued on January 20, 2017 in conjunction with these conversions. The interest related to the converting debentures was $24,453, which, together with the principal of $150,000, translated to 69,782 shares of stock. In addition, debenture holders converted $33,041 in accrued interest payable to 13,216 shares of common stock which were issued in January 2017. As of January 20, 2017, 82,998 shares have been issued in conjunction with these conversions and related accrued interest.

Share cancellation

In April 2017, the Company cancelled and returned to treasury 3,375,000 shares of its common stock. Since the shares had been issued in contemplation of a transaction that was not consummated because of third party failure to meet due diligence requirements, cancellation of the shares was warranted.

Note 9. Income Taxes

The income tax provision (benefit) consisted of the following for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016

Current	$—	$—
Deferred	54,000	38,000
Subtotal	54,000	38,000
Change in valuation allowance	54,000	38,000
Income tax expense	$—	$—

At December 31, 2017 and 2016, the Company reviewed all available evidence pertaining to the realization of the Company’s recorded deferred tax assets. The negative evidence available to the Company at December 31, 2017 and 2016 included the Company’s continued significant operating losses recorded through December 31, 2017 and 2016 and the divestiture of the Company’s only operating business on October 31, 2011. Based on the weighting of the evidence, the Company concluded that a full valuation allowance was needed as of December 31, 2017 and 2016.

TRAILBLAZER RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31 are as follows:

	December 31,
	2017	2016

Net operating loss carry forwards	$1,572,000	$2,184,000
Other	1,000	1,000
	1,573,000	2,185,000
Valuation allowance	(1,573,000)	(2,185,000)
Net deferred tax asset	$—	$—

As of December 31, 2017, the Company has federal net operating loss carryforwards (“NOL’s”) of approximately $5,760,000 that will be available to reduce future taxable income, if any. These NOL’s begin to expire in 2035. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for annual limitations on the utilization of net operating loss and credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382 of the Code. In general, an ownership change occurs whenever the percentage of the shares of a corporation owned, directly or indirectly, by 5-percent shareholders, as defined in Section 382 of the Code, increases by more than 50 percentage points over the lowest percentage of the shares of such corporation owned, directly or indirectly, by such 5-percent shareholders at any time over the preceding three years. In the event such ownership change occurs, the annual limitation may result in the expiration of the net operating losses prior to full utilization.

The Company performs an analysis each year to determine whether the expected future income will more likely than not be sufficient to realize the deferred tax assets. No tax benefit has been reported in the financial statements, since the potential tax benefit is offset by a valuation allowance of the same amount.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act (the “Tax Act”). The Tax Act establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018. For certain deferred tax assets and deferred tax liabilities, we have recorded a provisional decrease of $689,000 with a corresponding adjustment to valuation allowance of $689,000 as of December 2017.

As of December 31, 2017, open tax years include the period from January 1, 2013 through December 31, 2016.

The Company applies the standard relating to accounting (ASC 740-10) for uncertainty in income taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is required to recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. There were no significant unrecognized tax benefits recorded as of December 31, 2017 and 2016.

The reconciliation of the tax provision (benefit) compared at the statutory rate to the effective tax rate is as follows for the years ended December 31:

	Years Ended December 31,
	2017	2016
Expected statutory rate	(21.0)%	(34.0)%
State income tax rate, net of Federal benefit	(6.3)%	(5.3)%
Permanent differences
Other	—%	—%
	(27.3)%	(39.3)%
Valuation allowance	27.3%	39.3%
	—%	—%

TRAILBLAZER RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10. Related Party Transactions

During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of December 31, 2017 and 2016, respectively.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended December 31, 2017 and 2016:

	2017	2016

Basic and diluted loss per share calculation:
Net loss from continuing operations to common shareholders	$(197,675)	$(96,438)
Net loss to common shareholders	$(197,675)	$(96,438)

Weighted average common shares outstanding	25,052,288	28,334,290

Net loss per share from continuing operations	$(0.01)	$-
Basic and diluted net loss per common share	$(0.01)	$-

The following common stock equivalents have been excluded from the diluted per share calculations because they are anti-dilutive:

(1). At both December 31, 2017 and 2016, there were outstanding convertible debentures equivalent to 220,000 common shares.

(2). At December 31, 2017 and 2016, there were no outstanding warrant equivalents.

(3). At December 31, 2017 and 2016, there were no outstanding option equivalents.

(4). At December 31, 2017 and 2016, there were no outstanding revolving convertible note equivalents.

(5). At December 31, 2016 there were 69,782 common shares payable to convertible debtholders.

TRAILBLAZER RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13. Subsequent Events

On December 8, 2016, we entered into a mutually binding letter of intent to acquire Global CashSpot Corp (“GCS”). Under the terms of the letter of intent, we were to issue 37,809,039 newly issued shares of the Company in exchange for all outstanding shares of GCS. Both parties intended that the transaction would close within 60 days, unless extended by mutual agreement of both parties. On February 8, 2017, the parties agreed to extend the date by which closing would occur to March 31, 2017. As a condition precedent to closing, the Company was to obtain all necessary shareholder authorizations to change its name to Global CashSpot Corp, and bring its SEC reporting obligations current. GCS is a financial technology company deploying a proprietary cross-border payment network that enables un-banked or self- banked consumers around the world to transfer money, via computer or mobile device from anywhere in the world using a branded prepaid debit card. The Company abandoned the plans to acquire GCS in early 2018.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date of these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 12, 2017, the Company was notified by KLJ & Associates, LLP (“KLJ”) that the firm resigned as the Company’s independent registered public accounting firm. Other than as noted in the paragraph below, the report of KLJ on the Company’s financial statements for the years ended December 31, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principles.

The report of KLJ on the Company’s financial statements as of and for the years ended December 31, 2016 and 2015 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had negative working capital and had incurred losses from operations that raised doubt about its ability to continue as a going concern.

During the fiscal years ended December 31, 2016 and 2015, and through the interim period ended September 12, 2017, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with KLJ on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to KLJ’s satisfaction, would have caused it to make reference thereto in its reports on the Company’s financial statements for such periods.

On October 12, 2017, the Company appointed BF Borgers CPA PC (“Borgers”) in Lakewood, Colorado as its registered independent public accountant for the fiscal year ended December 31, 2017. The decision to appoint Borgers was approved by the Company’s Board of Directors on October 12, 2017.

During the Company’s two most recent fiscal years and the subsequent interim period up through the date of engagement of Borgers (October 12, 2017), neither the Company nor anyone on its behalf consulted Borgers regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the registrant’s financial statements. Further, Borgers has not provided the registrant with written or oral advice that was an important factor that the registrant considered in reaching a decision as to any accounting, auditing or financial reporting issues.

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

As of December 31, 2017, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2017, because of the identification of the material weakness in internal control over financial reporting described below. Notwithstanding the material weakness that existed as of December 31, 2017, our Interim Chief Executive Officer and Interim Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
●	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, as of December 31, 2017.

As a result of our material weakness described below, management has concluded that, as of December 31, 2017, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with its assessment, management identified the following material weaknesses at December 31, 2017:

●	With the Company operating as a shell company, there is a lack of segregation of duties within the accounting and financial reporting process.
●	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officers must rely on such documentation.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and officers, and their ages as of the date of this report, are as follows:

Name	Age	Current Position with Company

Mark Huelskamp	62	Interim Chief Executive Officer and Director
Bob A. Varma	67	Interim Chief Financial Officer, Secretary and Director

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2017, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.	Executive Compensation.

No compensation was paid to any of the Company’s executive officers during the fiscal years ended December 31, 2017 and 2016.

Outstanding Equity Awards at 2017 Year End

There were no outstanding equity awards at December 31, 2017.

Director Compensation

During the fiscal year ended December 31, 2017, we did not pay any compensation to our directors.

Stock Plans

Our stockholders adopted the 2008 Stock Incentive Plan on August 29, 2008, in order to attract, retain and motivate the employees, officers, directors and consultants of our Company and our affiliates and to provide incentives and rewards for superior performance. As of December 31, 2017, there were no outstanding options or other awards under the Stock Incentive Plan. The Stock Incentive Plan expired on July 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock on May 5, 2020 by each person who is known by us to own beneficially more than 5% of the outstanding shares of common stock and our current directors and executive officers. Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of May 5, 2020 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Name and Address of Beneficial Owners (1)	Amount and Nature of Beneficial Ownership	Percent of Class for Vote (2)
Mark Huelskamp	218,428	0.9%
Bob A. Varma	0	—
Officers and directors as a group (2 persons)	218,428	0.9%

* Less than 0.1%

(1)	To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, it is anticipated that each person named in the table will have sole voting and investment power with respect to the shares set forth opposite such person’s name.
(2)	Based on 25,052,288 shares of common stock outstanding as of May 5, 2020.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	—	2,834,429

The Stock Incentive Plan expired on July 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Diversified Equity Partners, LLC. On February 21, 2013, the Company established an unsecured revolving convertible note in the amount of $250,000 with Diversified Equities Partners, LLC, a shareholder (“DEP”). Under the terms of the note, DEP had agreed to make loans to the Company during the three-year term of the revolving credit commitment period. Interest accrued on the unpaid principal balance at a rate of eight percent per annum and required quarterly payments beginning May 31, 2013; however, none of the interest has been paid as of December 31, 2017. During 2015, the entire $250,000 principal balance of the revolving note was repaid, funded entirely by the proceeds of the note payable from GCS, discussed in Note 4. Note Payable of the Notes to Financial Statements. Accrued expenses include $49,260 of interest due to shareholders relating to this revolving convertible note as of December 31, 2017 and 2016, respectively.

JIMMAR Consulting, Inc. Consulting Agreement. In July 2013, the Company entered into a revised consulting agreement with the Company’s contract controller, JIMMAR Consulting, Inc. (“JIMMAR”), providing for consulting fees. The Company’s debt to JIMMAR, amounted to $26,668 at December 31, 2017 and 2016. The debt agreement required payment of the entire outstanding balance on or before December 31, 2013, with interest accruing at a rate of 15% per annum. Interest was to be paid in cash, or could, at the Company’s option, be paid in common shares of the Company’s stock, based on a conversion price of $0.37 per share. During the years ended December 31, 2016, the Company received advances of $36,638 offset against payments of $25,213 for net advances of $11,425. Accrued interest on the note payable to shareholder was $35,228 and $31,225 at December 31, 2017 and 2016, respectively, and is included in accrued expenses.

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

Fees paid to our principal accountants, BF Borgers and Associates, LLC. (“BF Borgers”) for the fiscal year ended December 31, 2017 and KLJ & Associates, LLP (“KLJ”) for the fiscal year ended December 31, 2016 were as follows:

	Year Ended December 31,
	2017	2016
Audit fees (1)	$32,400	$23,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$32,400	$23,500

(1)	The amount billed or to be billed to us for professional services related to the audit of our annual financial statements and included reviews of our quarterly reports on Form 10-Q for that fiscal year.

The Board of Directors has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board of Directors pre-approves all services to be provided to our Company by the independent auditors. This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services. Before granting any approval, the Board of Directors gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence. All services provided by and fees paid to our independent auditors for 2017 and 2016 were pre-approved by the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Regulation S-K Number	Document
3.1	Amended and Restated Articles of Incorporation effective October 14, 2008 (1)
3.2	Amended and Restated Bylaws adopted October 14, 2008 (1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
4.1	Form of Debenture (3)
4.2	Form of Warrant (3)
10.1	2008 Stock Incentive Plan (1)
10.2	Stock Purchase Agreement dated August 12, 2011 (4)
10.3	Revolving Convertible Promissory Note to Diversified Equities Partners, LLC dated February 21, 2013 (5)
16.1	Letter from KLJ & Associates, LLP (6)
31.1	Rule 13a-14(a) Certification of Mark Huelskamp
31.2	Rule 13a-14(a) Certification of Bob A. Varma
32.1	Certification of Mark Huelskamp Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Bob A. Varma Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the Annual Report on Form 10-K of Trailblazer Resources, Inc. for the fiscal year ended December 31, 2017, formatted in XBRL: (i) the Balance Sheets; (ii) the Statements of Operations; (iii) the Statements of Stockholders’ Deficit; (iv) the Statements of Cash Flows; and (v) the Notes to Financial Statements.

(1)	Filed as an exhibit to the Current Report on Form 8-K dated October 14, 2008, filed October 17, 2008.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated October 21, 2011, filed October 27, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated December 15, 2008, filed December 19, 2008.
(4)	Filed as an exhibit to the Current Report on Form 8-K dated August 12, 2011, filed August 19, 2011.
(5)	Filed as an exhibit to the Current Report on Form 8-K dated February 21, 2013, filed February 27, 2013.
(6)	Filed as an exhibit to the Current Report on Form 8-K dated September 12, 2017, filed September 18, 2017.

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

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAILBLAZER RESOURCES, INC.

Dated: June 9, 2020	By:	/s/ Mark Huelskamp
Mark Huelskamp, Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Huelskamp	Interim Chief Executive Officer and Director	June 9, 2020
Mark Huelskamp

/s/ Bob A. Varma	Interim Chief Financial Officer and Director	June 9, 2020
Bob A.Varma

